Form 10-Q
period 2002-03-31
THERASENSE INC
filed 2002-05-15
CIK 1073695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED MARCH 31, 2002

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM                          TO                         .

Commission File Number: 000-33139

THERASENSE, INC.
(Exact name of Registrant issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3267373 (I.R.S. Employer Identification No.)

1360 South Loop Road, Alameda, California
(Address of principal executive offices)

94502
(Zip code)

(510) 749-5400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

As of May 1, 2002, Registrant had outstanding 39,719,189 shares of Common Stock, $0.001 par value.

THERASENSE, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I:    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THERASENSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Total revenues	$33,279	$7,677
Cost of revenues	18,408	6,225

Gross profit	14,871	1,452

Operating expenses:
Research and development	4,441	2,798
Selling, general and administrative	21,905	11,033

Total operating expenses	26,346	13,831

Loss from operations	(11,475)	(12,379)
Interest income, net	490	199

Net loss	(10,985)	(12,180)
Deemed dividend related to beneficial conversion feature of preferred stock.	—	(23,303)

Net loss attributable to common stockholders	$(10,985)	$(35,483)

Net loss per common share, basic and diluted	$(0.28)	$(7.62)

Weighted-average shares used in computing net loss per common share, basic and diluted	39,429	4,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERASENSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$69,599	$143,187
Available-for-sale investments	6,970	—
Accounts receivable, net	26,464	21,260
Inventories	9,770	6,649
Deferred cost of products sold	16,192	16,359
Prepaid expenses and other current assets	6,263	8,239

Total current assets	135,258	195,694
Available-for-sale investments	40,753	4,278
Property and equipment, net	7,671	6,539
Other assets	3,473	2,830

Total assets	$187,155	$209,341

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,633	$20,223
Accrued liabilities	16,527	19,363
Deferred revenue	22,180	23,709
Current portion of long-term debt	3,749	3,990

Total current liabilities	56,089	67,285
Long-term debt	3,669	4,255
Other liabilities	3,511	4,262

Total liabilities	63,269	75,802

Stockholders’ equity:
Common stock	39	39
Additional paid-in capital	268,746	270,376
Notes receivable from stockholders	(291)	(292)
Deferred stock-based compensation, net	(17,721)	(20,995)
Accumulated deficit	(126,574)	(115,589)
Accumulated other comprehensive loss	(313)	—

Total stockholders’ equity	123,886	133,539

Total liabilities and stockholders’ equity	$187,155	$209,341

(1)
The balance sheet at December 31, 2001 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERASENSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(10,985)	$(12,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	645	422
Amortization of deferred stock-based compensation	1,508	915
Other	67	142
Changes in operating assets and liabilities:
Accounts receivable	(5,204)	(610)
Inventories	(3,121)	(299)
Deferred cost of products sold	168	(2,291)
Prepaid expenses and other current assets	1,973	(1,845)
Other assets	(710)	(413)
Accounts payable	(6,591)	(1,253)
Accrued and other liabilities	(2,837)	2,033
Deferred revenue	(1,779)	2,978
Other liabilities	(500)	—

Net cash used in operating activities	(27,366)	(12,401)

Cash flows from investing activities:
Purchase of investments	(43,757)	(613)
Purchase of property and equipment	(1,777)	—

Net cash used in investing activities	(45,534)	(613)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	—	48,618
Proceeds from exercise of stock options	138	32
Principal payments on long-term debt	(826)	(645)

Net cash provided by (used in) financing activities	(688)	48,005

Net change in cash and cash equivalents	(73,588)	34,991
Cash and cash equivalents, beginning of period	143,187	12,533

Cash and cash equivalents, end of period	$69,599	$47,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERASENSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1— Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of TheraSense, Inc. and its subsidiaries (“TheraSense” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Form 10-K for the year ended December 31, 2001.

Basis of Consolidation and Foreign Currency Translation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The Company’s international subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity.

Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains on available-for-sale investments and cumulative translation adjustment represent the components of comprehensive loss that are excluded from the net loss.

THERASENSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2—Net Loss Per Share:

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including options, warrants and convertible preferred stock. Options, warrants, common stock subject to repurchase and convertible preferred stock were not included in the computation of diluted net loss per common share because the effect would be antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Numerator:
Net loss	$(10,985)	$(12,180)
Deemed dividend related to beneficial conversion feature of preferred stock	—	(23,303)

Net loss attributable to common stockholders	$(10,985)	$(35,483)

Denominator:
Weighted-average common stock outstanding	39,544	5,164
Less: Weighted-average shares subject to repurchase	(115)	(505)

Weighted-average shares used in computing basic and diluted net loss per common share	39,429	4,659

The following outstanding options, common stock subject to repurchase, convertible preferred stock and warrants were excluded from the computation of diluted net loss per common share attributable to common stockholders as they had an antidilutive effect (in thousands):

	March 31,
	2002	2001
	(unaudited)
Options to purchase common stock	7,325	4,713
Common stock subject to repurchase	67	398
Convertible preferred stock	—	26,101
Warrants	—	521

THERASENSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3—Pro Forma Net Loss Per Common Share:

Pro forma basic and diluted net loss per common share have been computed to give effect to convertible preferred stock that converted to common stock upon the closing of the Company’s initial public offering (using the as-if-converted method) in October 2001. A reconciliation of the numerator and denominator used in the calculation of pro forma basic and diluted net loss per common share follows (in thousands, except for per share amounts):

Three Months Ended March 31, 2001
(unaudited)
Pro forma net loss per common share, basic and diluted:
Net loss attributable to common stockholders	$(35,483)
Deemed dividend related to beneficial conversion feature of preferred stock	23,303

Net loss	$(12,180)

Weighted-average shares used in computing basic and diluted net loss per common share	4,659
Adjustments to reflect the effect of the assumed conversion of the preferred stock from the date of issuance	24,300

Weighted-average shares used in computing pro forma net loss per common share, basic and diluted	28,959

Pro forma net loss per common share, basic and diluted	$(0.42)

NOTE 4—Inventories:

At March 31, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
	(unaudited)
Raw materials	$2,274	$2,090
Work-in-process	3,280	2,673
Finished goods	4,216	1,886

	$9,770	$6,649

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to: (1) our limited operating experience and history of losses; (2) our dependence on FreeStyle for future revenues; (3) substantial competition; (4) risks related to failure to protect our intellectual property and litigation in which we may become involved; (5) limited manufacturing experience and sole source suppliers; (6) our limited sales and marketing experience; (7) risks related to noncompliance with FDA regulations; and (8) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, including those set forth in this filing as “Risk Factors Affecting Operations and Future Results”.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

Overview and Critical Accounting Policies

We develop, manufacture and sell easy to use glucose self-monitoring systems that dramatically reduce the pain of testing for people with diabetes. Our first product, FreeStyle, received FDA clearance in January 2000, and we commenced commercial shipments in the United States in June 2000. We sell FreeStyle in the United States and Canada through national retailers and wholesalers, and directly to consumers over the telephone and through our website. In March 2001, we obtained the CE Mark for FreeStyle, and our European distributor commenced sales of FreeStyle in Germany and Sweden in May 2001 and commenced sales of FreeStyle in Finland, Austria, Norway, the Netherlands, Denmark and Switzerland since that time. In January 2002, we obtained regulatory approval to market FreeStyle in Japan, and our Japanese distributor launched FreeStyle in Japan in February 2002.

We incurred significant operating losses and negative cash flows from operations in each full fiscal year since inception. We incurred net losses of $13.1 million in 1999, $43.6 million in 2000, $52.9 million in 2001 and $ 11.0 million for the three months ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of $126.6 million. We expect to incur significant additional losses as we expand our sales and marketing efforts and continue to develop new products.

Revenues are generated from sales of our FreeStyle System kit and from the recurring sales of disposable FreeStyle test strips and lancets. Our return policy allows end users in the United States and Canada to return FreeStyle System kits to us for a full cash refund within 30 days of purchase. There are no end-user return rights on sales of FreeStyle test strips and lancets. In addition, our FreeStyle System kit and FreeStyle test strips currently have an 18 month shelf life, and retailers and wholesalers in the United States and Canada can return these products to us up to six months beyond this expiration date. As a result of these rights of return and the current unavailability of historical trends in sales and product returns, we have deferred recognition of revenue on sales of FreeStyle test strips until resold by the retailers and wholesalers to end users, and we deferred recognition of revenue on FreeStyle System kits until 30 days after purchase by the end user. Because we lacked a sufficient historical basis from which we could estimate return rates, we were required to rely on data estimates provided to us by third-party data providers in order to recognize revenue from sales to end users by retailers and wholesalers. These data estimates may cause imprecise revenue recognition, as these third-party data providers may not provide consistent, reliable data. We believe that we will have a sufficient historical basis from which we can estimate return rates beginning with the quarter ending June 30, 2002. For this quarter in which we use our own estimates for return rates, we anticipate that our deferred revenue from product sales will decrease and we will experience a corresponding increase in our recognized revenue from product sales. This one-time event could cause a significant increase in our reported net revenues for the second quarter of 2002. In addition, it is expected that reported gross margin for the second quarter of 2002 will be reduced compared to the first quarter of 2002 since a large portion of deferred product revenues are from prior sales of system kits which have a lower gross margin than test strip revenues.

Domestic sales to durable medical equipment suppliers do not have a return right so we recognize revenue from these sales upon shipment. Similarly, products distributed internationally, with the exception of shipments to Canada, have no right of return, and we recognize revenue on these products upon shipment. We recognize revenue on direct product sales over the telephone or through our website to end users upon shipment for FreeStyle test strips and lancets and 30 days after purchase on sales of FreeStyle System kits. Our current sales terms to retailers and wholesalers provide for customer payment within 60 days of shipment on initial orders and payment within 30 days for subsequent orders. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We believe our terms to retailers, wholesalers and end users, including their rights to return, are similar to our competitors’ terms.

Manufacturers typically sell their glucose monitoring devices at substantial discounts to list prices, offer customer rebates or provide free product samples to expand their installed base of monitoring devices and thus increase the market for their disposable test strips and lancets. We have been offering and expect to continue to offer similar discounts and rebates on, and free samples of, our FreeStyle System kits to establish an installed base of systems from which we expect to generate recurring revenues from our disposable FreeStyle test strips and lancets. Due to the recent commencement of our sales, we did not have significant historical trends in rebates claimed by end users. As a result, we recorded an allowance for 100% of the allowable rebate as a reduction of revenues reported. We believe that we will have sufficient rebate data to estimate rebate redemptions for the quarter ending June 30, 2002. For this quarter in which we estimate rebate redemptions, we anticipate that our experience on rebate redemptions will approximate the industry norm and the reduction in the rebate accrual rate should not have material impact on our financial results.

The initial product mix of FreeStyle System kits when compared to disposable FreeStyle test strips and lancets will negatively impact our gross margins until we have established a sufficiently large installed base of users, as we currently distribute the FreeStyle System kit at a financial loss due in part to samples, discounts and rebates. In the event we establish a large installed base of systems, we expect to generate an increasing portion of our revenues through recurring sales of our FreeStyle test strips.

Cost of revenues consists primarily of:

•	payments to our manufacturing and distribution partners;

•	expenses relating to our disposable test strip manufacturing;

•	expenses relating to our internal operations;

•	expenses relating to our five-year warranty on our FreeStyle meter;

•	royalties payable under technology licenses;

•	amortization of deferred stock-based compensation; and

•	adjustment of FreeStyle System kit inventories to estimated net realizable value.

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

Research and development expenses include costs associated with the design, development and testing of our products. These costs consist primarily of:

•	salaries and related personnel expenses;

•	fees paid to outside service providers;

•	expenditures for purchases of laboratory supplies and clinical trials;

•	overhead allocated to product development; and

•	amortization of deferred stock-based compensation.

All research and development costs are expensed as incurred. Our research and development efforts are periodically subject to significant non-recurring costs and fees that can cause significant variability in our quarterly research and development expenses.

Selling, general and administrative expenses primarily consist of:

•	salaries, commissions and related expenses for personnel engaged in sales, marketing, customer service and administrative functions;

•	costs associated with advertising, product sampling, trade shows, promotional and other marketing activities;

•	general corporate expenses;

•	legal and regulatory expenses; and

•	amortization of deferred stock-based compensation.

We estimate the uncollectability of our accounts receivable. In doing so, we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms.

We have recorded deferred stock-based compensation in connection with stock option grants and sales of restricted stock to employees at exercise or sales prices below the deemed fair market value of our common stock. Deferred stock-based compensation for options granted to non-employees has been determined as the fair value of the equity instruments issued. Deferred stock-based compensation for options granted to non-employees is periodically remeasured as the underlying options vest. As of March 31, 2002 we have recorded aggregate deferred stock-based compensation of $26.7 million, of which $17.7 million will be amortized to expense on a straight line basis through 2006. This amount is being amortized over the respective vesting periods of these equity instruments, which is typically four years. Stock-based compensation expense has been allocated according to employees and their respective departments and by function for non-employees.

In September 2000, we entered into an exclusive distribution agreement with Disetronic Group relating to the distribution of FreeStyle in Germany, Switzerland, Denmark, Austria, Sweden, Finland, Norway and the Netherlands. In February 2002, this agreement was amended to, among other things, extend the term through December 31, 2006 and to add France, Italy and Belgium to Disetronic’s distribution territory. Disetronic commenced sales in Germany and Sweden in May 2001 and since that time has commenced sales in Norway, Finland, Austria, The Netherlands, Denmark and Switzerland. In connection with this agreement, we received an advance payment on a purchase order from Disetronic of $1.5 million, which we recognized in the second quarter of 2001 as we shipped products.

In April 2001, we entered into a five-year exclusive distribution agreement with Nipro Corporation relating to the distribution of FreeStyle in Japan. Nipro launched FreeStyle in Japan in February 2002. In connection with this agreement, we received a $5.0 million payment from Nipro, which is being recognized as revenue ratably over the term of the agreement.

Results of Operations

Three Months Ended March 31, 2002 and March 31, 2001

Revenues.    Total revenues were $33.3 million for the three months ended March 31, 2002 as compared to $7.7 million for the comparable period in 2001. The increase was due primarily to greater sales of FreeStyle System kits and FreeStyle test strips. As of March 31, 2002, deferred revenue was $22.2 million, of which $21.2 million is attributable to product shipments awaiting sale through to end users and for the 30-day cash refund period on FreeStyle System kit sales to lapse. Deferred revenue on product shipments decreased by $1.5 million during the current quarter principally due to increased purchases by end users at retail and reduced inventories by wholesalers and retailers. Only our European distributor, Disetronic, individually accounted for more than 10% of our total revenues for the three months ended March 31, 2002. Two of our customers, McKesson and Walgreens, individually accounted for more than 10% and collectively 35% of our revenues for the three months ended March 31, 2001.

Cost of revenues.    Cost of revenues increased to $18.4 million for the three months ended March 31, 2002 from $6.2 million for the three months ended March 31, 2001, representing an increase of $12.2 million or 196%. This increase is attributable to higher recognized revenues which grew 333% versus the comparable period in 2001. Amortization of stock-based compensation expense reported in cost of revenues for the three months ended March 31, 2002 was $0.2 million, as compared to an insignificant amount in the same prior year period.

Gross Profit.    Gross profit increased to $14.9 million for the three months ended March 31, 2002 from $1.5 million for the three months ended March 31, 2001, representing an increase of $13.4 million or 924%. Our gross margin for three months ended March 31, 2002 improved to 45% from a gross margin of 19% for the three months ended March 31, 2001. Our improved gross margin and gross profit resulted from test strip revenue composing a greater proportion of total revenue, fixed costs being spread over larger sales volumes and reduced test strip and system kit manufacturing costs.

Research and development expenses.    Research and development expenses increased to $4.4 million for the three months ended March 31, 2002 from $2.8 million for the three months ended March 31, 2001, representing an increase of $1.6 million, or 59%. This increase was primarily attributable to hiring additional personnel and increased spending on product development efforts. Amortization of deferred stock-based compensation was $0.3 million for the three months ended March 31, 2002 as compared to $0.2 million in the same prior year period. We expect research and development spending to increase over the next several years as we increase clinical trials for our Continuous Glucose Monitoring System and expand our research and development activities to support our current and future products.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased to $21.9 million for the three months ended March 31, 2002 from $11.0 million for the three months ended March 31, 2001, representing an increase of $10.9 million, or 99%. This increase was primarily attributable to increases of $4.7 million spent on product sampling, $3.4 million for personnel costs largely related to expanding our U.S. direct sales force as well as marketing and business support functions, $1.0 million for overhead costs and $0.7 million for travel costs, largely related to our sales force. Amortization of deferred stock-based compensation was $1.0 million for the three months ended March 31, 2002, as compared to $0.6 million in the same prior year period. We expect our selling, general and administrative expenses to increase as we increase product sampling, expand our sales force, increase our marketing and promotional activities, and operate as a public company.

Interest income, net.    Net interest income increased to $0.5 million for the three months ended March 31, 2002 from $0.2 million for the three months ended March 31, 2001. This increase was primarily attributable to higher cash, cash equivalents, and investment balances, resulting from the net proceeds of our initial public offering in October 2001. Interest expense remained comparable between the two periods.

Dividends related to beneficial conversion feature of preferred stock.    Dividends relating to the beneficial conversion of our preferred stock of $23.3 million were recorded in the three months ended March 31, 2001. These dividends arose due to the issuance of 6,021,842 shares of Series D preferred stock in January and February 2001 for net proceeds of $51.1 million.

Liquidity and Capital Resources

In October 2001, we consummated our initial public offering of common stock in which we received net proceeds of $120.9 million. Previously, we have financed our operations primarily through private placements of convertible preferred stock resulting in net proceeds of $119.2 million. We have also financed our operations through equipment financing arrangements and other loans with $7.4 million in principal outstanding at March 31, 2002. Our current principal debt arrangements include both a $5.0 million subordinated debt agreement at an effective interest rate of 22.3% per annum and a $2.5 million equipment line of credit at effective interest rates between 8.5% and 9.5% per annum with Comdisco Ventures, a $3.0 million equipment line of credit at an effective rate 7.3% with GE Healthcare Financial Services, and a $2.0 million senior loan and security agreement at an effective interest rate of 13.1% per annum with Phoenix Capital. These effective annual interest rates include the amortization of the fair value of warrants issued to Comdisco Ventures and Phoenix Capital. We may no longer borrow capital under these debt arrangements. As of March 31, 2002, we had cash, cash equivalents, and investments of $117.3 million.

Cash used in operations.    Net cash used in operating activities was approximately $27.4 million and $12.4 million for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002, the difference between our net loss and our net cash used in operating activities reflected increases in accounts receivable and inventories as well as decreases in accounts payable and accrued liabilities. The increase in accounts receivable principally related to the experienced growth in revenues as compared to the previous quarter. The increase in inventories occurred to support planned revenue growth for upcoming quarters, including international expansion into Canada via our wholly-owned subsidiary. The decrease in accounts payable reflected a return to a more normalized balance, based on current business operations, from a balance at December 31, 2001 that was substantially higher than previous levels. The balance in accounts payable at December 31, 2001 included amounts due for the manufacture of a large number system kits manufactured in December 2001. There were no significant changes in vendor payment terms and practices during the current quarter. The decrease in accrued liabilities during the current quarter reflected semiannual royalty payments under our principal licensing agreements and bonus payments to our employees under the 2001 incentive plan.

Cash used in investing activities.    Net cash used in investing activities was approximately $45.5 million and $0.6 million for the three months ended March 31, 2002 and 2001, respectively. During the current quarter, some of the proceeds from the initial public offering in October 2001 were invested in corporate bonds, municipal securities, and governmental securities. All investments are classified as available-for-sale securities. Capital expenditures for the current quarter include manufacturing equipment used in the production of our disposable test strips, as we increased production capacity to meet planned growth.

Cash provided by (used in) financing activities.    Net cash used in financing activities for the current quarter was approximately $0.7 million, primarily attributable to principal payments on long-term debt. Net cash provided by financing activities was $48.0 million for the three months ended March 31, 2001, primarily attributable to the net proceeds from private placements of equity securities, partially offset by principal payment on long-term debt.

We may have negative cash flows from operations for the next 12 months. We also expect increased sales and marketing expenses related to the promotion of FreeStyle, increased research and development expenses, as well as expenses for additional personnel and product enhancement efforts. Our future capital requirements will depend on a number of factors, including market acceptance of FreeStyle, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to technology and the availability of other financing. Our capital expenditures for the three months ended March 31, 2002 were $1.8 million, and we believe that our capital requirements for the next 12 months will increase as a result of expanding our facilities. We believe that our current cash, cash equivalents and investment balances, together with the revenue to be derived from sales of FreeStyle, will be sufficient to fund our operations for at least the next 18 months. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to raise additional capital or incur additional indebtedness to fund our operations. Additional equity or debt financing, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce our selling and marketing activities for FreeStyle, delay, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. In the event that we do raise additional equity financing, investors will be further diluted. In the event we incur additional indebtedness to fund our operations, we may have to grant the lender a security interest in our assets.

Inflation

The impact of inflation on our business has not been material to date.

Risk Factors Affecting Operations and Future Results

We have limited operating experience and a history of net losses and may never achieve or maintain profitability.

We have a limited history of operations and have focused primarily on research and development, product engineering, clinical trials and seeking FDA regulatory clearance to market our products. We received FDA clearance for FreeStyle, our first commercial product, in January 2000, and we commenced commercial shipments in June 2000. We have generated only limited revenues from the sale of our products to date and have incurred losses every year since 1997. We incurred losses of $13.1 million in 1999, $43.6 million in 2000, $52.9 million in 2001 and $11.0 million in the three months ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of approximately $126.6 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses over the next several quarters as we, among other things:

•	expand our domestic and international selling and marketing activities as we attempt to gain market share for FreeStyle;

•	increase our research and development efforts to improve our existing products and develop new products such as our Continuous Glucose Monitoring System;

•	perform clinical research and trials in an effort to obtain governmental clearance and approval for the commercial sale of our Continuous Glucose Monitoring System; and

•	expand our facilities in Alameda, California.

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

To date, only a limited number of people have used FreeStyle, and people with diabetes or the medical community may not endorse FreeStyle as a preferred blood glucose self-monitoring device. In addition, FreeStyle may not achieve market acceptance on a timely basis, if at all, due to:

•	the significant influence of established glucose monitoring products;

•	the ability of some of our competitors to price products below a price at which we can competitively manufacture and sell our products;

•	the introduction or acceptance of competing products or technologies; and

•	cost constraints.

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

The market for medical devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete directly with Roche Diagnostics Corporation, LifeScan, Inc., a division of Johnson & Johnson, MediSense, a division of Abbott Laboratories, and Bayer AG, which currently account for approximately 90% of the worldwide sales of blood glucose self-monitoring systems. Each of these companies is either publicly traded or a division of a publicly-traded company, and enjoys several competitive advantages, including:

•	significantly greater name recognition;

•	established relations with health care professionals, customers and third-party payors

•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage;

•	established distribution networks and relationships with retailers; and

•	greater resources for product development, sales and marketing and patent litigation.

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

Should third parties file patent applications or be issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the U.S. Patent and Trademark Office to determine the relative priorities of our inventions and the third parties’ inventions. We could also be required to participate in interference proceedings involving our issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties.

Third parties may claim we are using their patented inventions and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive to defend and conduct and would also consume and divert the time and attention of our management. A court may decide that we are infringing a third party’s patents and may order us to cease the infringing activity. The court could also order us to pay damages for the infringement. These damages could be substantial and could harm our business, financial condition and operating results. In September 2001, we received a letter from the exclusive licensee of an issued patent alleging that FreeStyle infringes the patent and requesting that we contact the licensee regarding sublicense opportunities. We have evaluated the patent and have made contact with the licensee to discuss a possible sublicense.

If we were unable to obtain, on reasonable commercial terms, any necessary license following a determination of infringement or an adverse determination in litigation or in interference or other administrative proceedings, we would have to redesign our products to avoid infringing a third party’s patent and could temporarily or permanently have to discontinue manufacturing and selling some of our products. If this were to occur, it would negatively impact future sales.

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

To be successful, we must manufacture our FreeStyle test strips in substantial quantities at acceptable costs. If we do not succeed in manufacturing sufficient quantities of our test strips to meet customer demand, we could lose customers and fail to acquire new customers, if they choose a competitor’s product because our product is not available. We currently manufacture our FreeStyle test strips using a process with which we have limited experience. Increasing demand since the launch of FreeStyle has necessitated an increase in our test strip manufacturing capacity. In response, we are now operating a second manufacturing line at our facilities in Alameda, California. The delay in receiving certain specialized equipment extended the date when we were able to begin operations on the second line. If demand for FreeStyle increases further, we may need to purchase additional specialized equipment with substantial lead times and obtain additional raw materials in order to increase the output volume of our test strips. If we are unable to obtain the necessary equipment or raw materials to effectively manufacture and meet customer demand for our FreeStyle test strips, we may not improve our sales growth sufficiently to achieve profitability.

We currently depend on single suppliers and manufacturers for our FreeStyle products, and the loss of any of these suppliers or manufacturers could harm our business.

Our FreeStyle meters, along with our FreeStyle lancing devices and lancets, are each currently manufactured according to our specifications by single third-party manufacturers. The meters, lancing devices and lancets are manufactured from components purchased from outside suppliers, and some of these components are currently single-sourced. We have recently experienced delays in the delivery of some sole sourced electronic components for our meters. Our FreeStyle test strips, which we manufacture ourselves, are comprised of several components obtained from single-source suppliers. In the event we are unable, for whatever reason, to obtain components from suppliers as scheduled, or if our contract manufacturers are unable to meet our manufacturing requirements, we may not be able to obtain components from alternate suppliers or engage an additional manufacturer in a timely manner. Any disruption or delay in shipments of FreeStyle meters, test strips, lancing devices or lancets could result in the loss of customers or the failure to acquire new customers, if they choose a competitor’s product because our product is not available. Such a disruption or delay would negatively affect our revenues. In addition, the purchase of components from alternate suppliers or engaging an additional manufacturer in a timely manner could impose increased costs that could negatively impact our gross margins.

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

Our products are medical devices that are subject to extensive regulation in the United States and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process usually takes from four to twelve months from the date the application is complete, but may take longer. Although we have obtained 510(k) clearance for our initial product, FreeStyle, our 510(k) clearance can be revoked if safety or effectiveness problems develop. The premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is complete or even longer. However, achieving a completed application is a process that may take numerous clinical trials and require the filing of amendments over time. Our Continuous Glucose Monitoring System under development will require premarket approval. Therefore, even if the product is successfully developed, it may not be commercially available for a number of years. We may not be able to obtain additional clearances or approvals in a timely fashion, or at all. Delays in obtaining clearance or approval could adversely affect our revenues and profitability.

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

If our suppliers or we fail to comply with the FDA’s Quality System Regulation, our manufacturing operations could be delayed, and our product sales and profitability could suffer.

Our manufacturing processes for our FreeStyle test strips, as well as the manufacturing processes utilized by our suppliers of FreeStyle meters, lancing devices, lancets and control solution, are required to comply with the FDA’s Quality System Regulation, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the Quality System Regulation through unannounced inspections. The manufacturing line for our FreeStyle meters at Flextronics International USA Inc. has not been inspected to date. If we or one of our suppliers fail a Quality System Regulation inspection, our operations could be disrupted and our manufacturing delayed. If we fail to take adequate corrective action in response to any FDA observations, we could face various enforcement actions, which could include a shut-down of our manufacturing operations and a recall of our products, which would cause our product sales and profitability to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements.

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

Because we lack a sufficient historical basis from which we could estimate return rates, we are required to rely on data estimates provided to us by third-party data providers in order to recognize revenue from sales to end users by retailers and wholesalers. These data estimates may cause imprecise revenue recognition, as these third-party data providers may not provide consistent, reliable data. Further, we do not know how long we will be required to rely on these estimates, although we believe that we will have a sufficient historical basis from which we can estimate return rates beginning with the quarter ending June 30, 2002.

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

In September 2000, we entered into an agreement for the exclusive marketing and sale of FreeStyle in several European countries, subject to regulatory approval. In May 2001, our third-party distributor commercially introduced FreeStyle in Germany and Sweden and has commercially introduced FreeStyle in Finland, Austria, Norway, The Netherlands, Denmark and Switzerland since that time. In February 2002, this agreement was expanded to include France, Italy and Belgium. In April 2001, we entered into an agreement for the exclusive marketing and sale of FreeStyle in Japan.

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

Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of human diagnostic products. While we believe that we are reasonably insured against these risks, we may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Currently, we maintain product liability insurance in the amount of $22 million. A product liability claim in excess of our insurance coverage would have to be paid out of cash reserves and would harm our reputation in the industry.

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

This financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of money we will need will depend on many factors, including:

•	revenues generated by sales of FreeStyle and our future products, if any;

•	expenses we incur in developing and selling our products;

•	the commercial success of our research and development efforts; and

•	the emergence of competing technological developments.

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

Most of our operations are currently conducted at a single location, and a disaster at this facility is possible and could result in a prolonged interruption of our business.

We currently conduct all our scientific and test strip manufacturing and most of our management activities at a single location in Alameda, California near known earthquake fault zones. In addition, our facilities were built on fill material dredged from the San Francisco Bay in the 1960s. Our sole supplier of FreeStyle meters also currently manufactures these devices at a single facility in San Jose, California near known earthquake fault zones. We have taken precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as an earthquake, fire or flood, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. A disaster could seriously harm our business and adversely affect our reputation with customers. The insurance we maintain against fires, floods, and earthquakes may not be adequate to cover our losses in any particular case.

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

The market prices and trading volumes for emerging growth medical device companies have been highly volatile and are likely to continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our stock:

•	volume and timing of orders for our products;

•	monthly variations in market data relative to our competitors;

•	our ability to develop, obtain regulatory clearance for, and market, new and enhanced products on a timely basis;

•	the announcement of new products or product enhancements by us or our competitors;

•	announcements of technological or medical innovations in the monitoring or treatment of diabetes;

•	product liability claims or other litigation;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in the availability of third-party reimbursement in the United States or other countries;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

The sales of a substantial number of shares of our common stock, including shares that will become eligible for sale in the near future, may adversely affect the market price for our common stock

Sales of a significant number of shares of our common stock in the public market or the market perception that these sales may occur, could negatively affect the market price for our common stock. As of May 1, 2002, we had 39,719,189 shares of common stock outstanding. Substantially all of these shares are available for sale. Also, many of our employees, consultants and directors may exercise their stock options in order to sell the stock underlying their options in the market under a registration statement we have filed with the SEC. All of these shares are available for sale.

In addition, the holders of approximately 21.3 million shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

Our principal stockholders, executive officers, directors and director nominees own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to investors’ interests.

Our executive officers, directors, director nominees and entities affiliated with them beneficially own, in the aggregate, approximately 41.9% of our common stock as of May 1, 2002. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our investors.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable and could also limit the market price of investors’ stock.

Our certificate of incorporation and bylaws will contain provisions that could delay or prevent a change in control of our company. Some of these provisions:

•
authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•	prohibit stockholder actions by written consent; and

•	provide for a classified board of directors.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short-term maturities. Fixed income securities are subject to interest rate risk. The investment portfolio is diversified and consists of investment grade securities to minimize credit risk. We do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments, but an increase in market rates could negatively impact the interest expense associated with a portion of our long-term debt. Substantially all of our long-term debt obligations have a fixed rate of interest.

PART II:    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are not currently a party to any material pending legal proceedings.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In October 2001, we closed our initial public offering of 6,900,000 shares of our common stock at a per share price of $19.00 pursuant to a Registration Statement on Form S-1 (Registration No. 333-64456), which was declared effective on October 11, 2001. Of the $131,100,000 in gross proceeds raised in connection with the offering, (i) $9,177,000 was paid to the managing underwriters in connection with underwriting discounts and commissions, and (ii) $1,023,633 was paid by us in connection with expenses, including legal, printing and filing fees, in connection with the offering.

To date, we have spent a portion of the net proceeds as follows (i) approximately $400,000 for the purchase of machinery we use to manufacture our test strips, (ii) approximately $3.3 million to sponsor free product samples and accelerate the hiring of additional sales representatives in an effort to expand our installed base of FreeStyle system kits intended to increase our market for disposable test strips and lancets and (iii) additional amounts for general working capital purposes. We are currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. Government obligations, with an average maturity of twelve months or less.

From January 1, 2002 through March 31, 2002, TheraSense did not issue any unregistered securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Description of Document

**3.1	Certificate of Incorporation of TheraSense, Inc., a Delaware corporation, as currently in effect

***3.2	Bylaws of TheraSense, Inc. as currently in effect

*4.1	Specimen Common Stock Certificate

****10.1	1997 Stock Plan, as amended, and forms of agreements thereunder

*10.2	2001 Stock Plan and forms of agreements thereunder

*10.3	2001 Employee Stock Purchase Plan and forms of agreement thereunder

*10.4	Form of Director and Executive Officer Indemnification Agreement

*10.5	Employment Letter from TheraSense, Inc. to W. Mark Lortz, dated as of October 6, 1997

†*10.6	Technology Purchase Agreement between TheraSense and E. Heller & Co. dated as of October 10, 2000

†*10.7	Cooperative Development Agreement between TheraSense, Inc. and Facet Technologies LLC

(f/k/a Gainor Medical North America LLC), dated as of December 1, 1998

†*10.7	(a)	First Amendment to Cooperative Development Agreement between TheraSense, Inc. and Facet Technologies LLC (f/k/a Gainor Medical North America LLC), effective June 1, 2001

†*10.7	(b)	Master Purchase Agreement between TheraSense, Inc. and Facet Technologies LLC effective June 1, 2001

*10.8		Standard Industrial/Commercial Single-Tenant Lease between TheraSense, Inc. and PlyProperties, a Partnership, dated as of February 26, 1999, and addendum thereto

†*10.9		Master Purchase Agreement between TheraSense and Flextronics International USA, Inc., dated as of November 3, 1999

†*10.10
Assignment of Patent Rights and Technology by and among Board of Regents of the University of Texas System, an agency of the State of Texas, Dr. Adam Heller, E. Heller & Company and TheraSense Inc. dated August 1, 1991

†*10.11
First Amendment, dated March 19, 1998, to the Agreement entitled Assignment of Patent Rights and Technology by and among Board of Regents of the University of Texas System, an agency of the State of Texas, Dr. Adam Heller, E. Heller & Company and TheraSense Inc. dated August 1, 1991

†*10.12		License Agreement between TheraSense, Inc. and Asulab SA., dated February 23, 2000

†*10.13		Warehouse Distribution Contract between TheraSense, Inc. and Livingston Healthcare Service, Inc., dated March 15, 2000

†*10.14		International Distributor Agreement between TheraSense, Inc. and Nipro Corporation, dated April 1, 2001

†*10.15		International Distributor Agreement between TheraSense, Inc. and Disetronic Handels AG, dated September 13, 2000

†****10.15	(a)	Amendment No. 1 to International Distributor Agreement between TheraSense, Inc. and Disetronic Handels AG, dated February 8, 2002

†*10.16		Management Services Agreement between TheraSense, Inc. and ICT Group, Inc., dated January 31, 2000

†*10.17		License Agreement between TheraSense, Inc. and Unilever PLC dated February 10, 2000

*10.18		Promissory Note dated March 5, 1999 for the principal aggregate amount of $72,495 issued by W. Mark Lortz to TheraSense

*10.19		Promissory Note dated July 30, 1998 for the principal aggregate amount of $17,500 issued by Charles T. Liamos to TheraSense

*10.20		Promissory Note dated March 5, 1999 for the principal aggregate amount of $15,187.50 issued by Charles T. Liamos to TheraSense

****10.20	(a)	Amendment to Promissory Note dated July 30, 1998 for the principal aggregate amount of $17,500 issued by Charles T. Liamos to TheraSense, Inc.

*10.21		Promissory Note dated September 1, 1999 for the principal aggregate amount of $61,250 issued by Charles T. Liamos to TheraSense

*10.22		Promissory Note dated December 1, 1997 for the principal aggregate amount of $62,650 issued by W. Mark Lortz to TheraSense, Inc.

****10.22	(a)	Amendment to Promissory Note dated December 1, 1997 for the principal aggregate amount of $62,650 issued by W. Mark Lortz to TheraSense, Inc.

*10.23		Amended and Restated Investors Rights Agreement by and among holders of TheraSense Preferred Stock and TheraSense, Inc., dated January 23, 2001, as amended

*10.24
First Amendment to the Agreement Entitled Sponsored Research Agreement No. UTA 98-0296 entered into as of October 10, 2000, by and between TheraSense, Inc. and the Board of Regents of the University of Texas System on behalf of the University of Texas at Austin

*10.25		Form of Change of Control Agreement between TheraSense, Inc. and each Vice President of TheraSense, Inc.
*	Incorporated by reference to the same exhibit filed with our Registration Statement on Form S-1 (Registration No. 333-64456), which was declared effective on October 11, 2001.
**	Incorporated by reference to Exhibit 3.1(b) filed with our Registration Statement on Form S-1 (Registration No. 333-64456), which was declared effective on October 11, 2001.
***	Incorporated by reference to Exhibit 3.2(b) filed with our Registration Statement on Form S-1 (Registration No. 333-64456), which was declared effective on October 11, 2001.
****	Incorporated by reference to the same exhibit filed with our Form 10-K for the year ended December 31, 2001.

†	Confidential treatment granted for portions of these exhibits.
(a)	Reports on Forms 8-K.

TheraSense did not file any reports on Form 8-K during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERASENSE, INC.

/s/ CHARLES T. LIAMOS
Charles T. Liamos Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)
Date:  May 14, 2002