Form 10-Q
period 2002-06-30
THERASENSE INC
filed 2002-08-14
CIK 1073695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED JUNE 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
Yes ☒    No ☐

As of August 1, 2002, Registrant had outstanding 40,482,855 shares of Common Stock, $0.001 par value.

THERASENSE, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THERASENSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Total revenues	$59,227	$17,847	$92,506	$25,524
Cost of revenues	34,428	13,443	52,836	19,668

Gross profit	24,799	4,404	39,670	5,856

Operating expenses:
Research and development	6,046	3,534	10,487	6,332
Selling, general and administrative	22,159	15,810	44,064	26,843

Total operating expenses	28,205	19,344	54,551	33,175

Loss from operations	(3,406)	(14,940)	(14,881)	(27,319)
Interest income, net	310	187	800	386

Net loss	(3,096)	(14,753)	(14,081)	(26,933)
Deemed dividend related to beneficial
Conversion feature of preferred stock.	–	(3,480)	–	(26,783)

Net loss attributable to common stockholders	$(3,096)	$(18,233)	$(14,081)	$(53,716)

Net loss per common share, basic and diluted	$(0.08)	$(3.74)	$(0.36)	$(11.35)

Weighted-average shares used in computing net
Loss per common share, basic and diluted.......	39,838	4,875	39,634	4,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERASENSE, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2002	2001

	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$52,396	$143,187
Available-for-sale investments	17,409	–
Accounts receivable, net	35,986	21,260
Inventories	15,125	6,649
Deferred cost of products sold	–	16,359
Prepaid expenses and other current assets	3,351	8,239

Total current assets	124,267	195,694
Available-for-sale investments	33,707	4,278
Property and equipment, net	10,007	6,539
Other assets	3,216	2,830

Total assets	$171,197	$209,341

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,872	$20,223
Accrued liabilities	16,444	19,363
Deferred revenue	1,000	23,709
Current portion of long-term debt	3,683	3,990

Total current liabilities	38,999	67,285

Long-term debt	2,884	4,255
Other liabilities	3,261	4,262

Total liabilities	45,144	75,802

Stockholders’ equity:
Common stock	40	39
Additional paid-in capital	271,498	270,376
Notes receivable from stockholders	(266)	(292)
Deferred stock-based compensation, net	(15,748)	(20,995)
Accumulated deficit	(129,670)	(115,589)
Accumulated other comprehensive income	199	–

Total stockholders’ equity	126,053	133,539

Total liabilities and stockholders’ equity	$171,197	$209,341

(1)	The balance sheet at December 31, 2001 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERASENSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(14,081)	$(26,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,372	874
Amortization of deferred stock-based compensation	3,107	2,012
Other	–	269
Changes in operating assets and liabilities:
Accounts receivable	(14,726)	(4,728)
Inventories	(8,476)	(458)
Deferred cost of products sold	16,359	(2,363)
Prepaid expenses and other current assets	4,888	(605)
Other assets	(386)	(895)
Accounts payable	(2,351)	(307)
Accrued and other liabilities	(3,420)	4,729
Deferred revenue	(23,210)	8,998

Net cash used in operating activities	(40,924)	(19,407)

Cash flows from investing activities:
Proceeds from maturities of investments	3,000	–
Purchases of investments	(49,612)	–
Purchases of property and equipment	(4,840)	(855)

Net cash used in investing activities	(51,452)	(855)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	–	53,863
Proceeds from exercise of stock options	3,263	450
Principal payments on long-term debt	(3,336)	(1,432)
Proceeds from long-term debt	1,658	–
Repayment of notes receivable from stockholders	26	–

Net cash provided by financing activities	1,611	52,881

Effect of foreign exchange rate changes on cash	(26)	–

Net change in cash and cash equivalents	(90,791)	32,619
Cash and cash equivalents, beginning of period	143,187	12,533

Cash and cash equivalents, end of period	$52,396	$45,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERASENSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of TheraSense, Inc. and its subsidiaries (“TheraSense” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period and six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Form 10-K for the year ended December 31, 2001.

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

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains on available-for-sale investments and cumulative translation adjustment represent the components of comprehensive income that are excluded from the net loss.

Recent Accounting Pronouncements

In April of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,”which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,”which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143, “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company believes that the adoption of SFAS 146 will not have a material impact on the consolidated financial position or results of the operations of the Company.

THERASENSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – Net Loss Per Share:

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001
	(unaudited)		(unaudited)
Numerator:
Net loss	$(3,096)	$(14,753)	$(14,081)	$(26,933)
Deemed dividend related to beneficial conversion feature of preferred stock	–	(3,480)	–	(26,783)

Net loss attributable to common stockholders	$(3,096)	$(18,233)	$(14,081)	$(53,716)

Denominator:
Weighted-average common stock outstanding	39,895	5,239	39,720	5,202
Less: Weighted-average shares subject to repurchase	(57)	(364)	(86)	(470)

Weighted-average shares used in computing basic and diluted net loss per common share	39,838	4,875	39,634	4,732

The following outstanding options, common stock subject to repurchase, convertible preferred stock and warrants were excluded from the computation of diluted net loss per common share attributable to common stockholders as they had an antidilutive effect (in thousands):

	June 30,

	2002	2001

	(unaudited)
Options to purchase common stock	6,766	4,882
Common stock subject to repurchase	47	328
Convertible preferred stock	–	26,722
Warrants	–	521

THERASENSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – Pro Forma Net Loss Per Common Share:

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2001	2001

	(unaudited)	(unaudited)
Pro forma net loss per common share, basic and diluted:
Net loss attributable to common stockholders	$(18,233)	$(53,716)
Deemed dividend related to beneficial conversion feature of preferred stock	3,480	26,783

Net loss	$(14,753)	$(26,933)

Weighted-average shares used in computing basic and diluted net loss per common share	4,875	4,732
Adjustments to reflect the effect of the assumed conversion of the preferred stock from the date of issuance	26,695	24,599

Weighted-average shares used in computing basic and diluted net loss per common share	31,570	29,331

Pro forma net loss per common share, basic and diluted	$(0.47)	$(0.92)

NOTE 4 – Inventories:

At June 30, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

	June 30, 2002	December 31, 2001

	(unaudited)
Raw materials	$6,550	$2,090
Work-in-process	2,774	2,673
Finished goods	5,801	1,886

	$15,125	$6,649

NOTE 5 – Long-Term Debt:

In May 2002, the Company entered into a revolving line of credit agreement with Wells Fargo Business Credit, Inc. Under the terms of the credit agreement, amounts the Company borrows from Wells Fargo Business Credit, Inc. are repaid to Wells Fargo Business Credit, Inc. directly by the Company’s accounts receivable debtors. Outstanding amounts owed to Wells Fargo Business Credit, Inc. under the credit agreement are secured by all of the Company’s assets excluding its intellectual property assets. The maximum amount the Company may borrow from Wells Fargo Business Credit, Inc. is based on its eligible accounts receivable and cannot exceed $15.0 million. All outstanding amounts bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 0.5%. The credit agreement includes certain covenants requiring minimum liquidity and minimum net income over time. As of June 30, 2002, $1.7 million in principal was outstanding under the credit agreement. The credit agreement remains in full force and effect until terminated by either party under certain circumstances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to: (1) our history of losses and variable quarterly results; (2) our dependence on FreeStyle for future revenues; (3) substantial competition; (4) risks related to failure to protect our intellectual property and litigation in which we may become involved; (5) limited manufacturing experience and our reliance on sole source suppliers; (6) our limited sales and marketing experience; (7) failure to continue to develop innovative products; (8) risks related to noncompliance with FDA regulations; and (9) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, including those set forth in this filing as “Risk Factors Affecting Operations and Future Results”.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

We incurred significant operating losses and negative cash flows from operations since inception. We incurred net losses of $13.1 million in 1999, $43.6 million in 2000, $52.9 million in 2001 and $14.1 million for the six months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of $129.7 million. We will need to continue to increase product revenues and reduce product costs to achieve profitability.

Revenues are generated from sales of our FreeStyle System kit and from the recurring sales of disposable FreeStyle test strips and lancets. Our return policy allows end users in the United States and Canada to return FreeStyle System kits to us for a full cash refund within 30 days of purchase. There are no end-user return rights on sales of FreeStyle test strips and lancets. In addition, our FreeStyle System kit and FreeStyle test strips currently have an 18 month shelf life, and retailers and wholesalers in the United States and Canada can return these products to us up to six months beyond this expiration date. Prior to the second quarter of 2002, we lacked sufficient historical trends in sales and product returns, and we therefore deferred recognition of revenue on sales of FreeStyle test strips and lancets until resold by the retailers and wholesalers through to end-users, and we deferred recognition of revenue on FreeStyle System kits until 30 days after purchase by the end-user.

Now that we have a sufficient historical basis to estimate return rates, sales to retailers and wholesalers in the United States and Canada beginning with the second quarter of 2002 are recognized upon shipment. As a result, there are no deferred revenues from product sales for the second quarter of 2002 and previously deferred revenues have been recognized. This results in second quarter increases to total revenues of $20.4 million, to cost of revenues of $16.2 million, and to gross profit of $4.2 million. Recognition of the previously deferred revenues lowered our reported gross margin for the second quarter of 2002, since a high proportion of deferred product revenues were from system kit sales which have a lower gross margin than test strip sales. The $4.2 million contribution to gross profit also lowered our net loss for the second quarter of 2002, since the selling, general and administrative expense associated with this revenue was recognized in prior quarters.

Domestic sales to durable medical equipment suppliers do not have a return right so we recognize revenue from these sales upon shipment. Similarly, products distributed internationally, with the exception of shipments to Canada, have no right of return, and we recognize revenue on these products upon shipment. Generally, our sales terms to retailers and wholesalers provide for customer payment within 60 days of shipment on initial orders and payment within 30 days for subsequent orders. However, occasionally we have granted longer credit terms to match our competitors. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We believe our terms to retailers, wholesalers and end users, including rights to return and payment terms, are similar to our competitors’ terms.

Manufacturers typically sell their glucose monitoring devices at discounts to list prices, offer customer rebates or provide free product samples to expand their installed base of monitoring devices and thus increase the market for their disposable test strips and lancets. We have been offering and expect to continue to offer similar discounts and rebates on, and free samples of, our FreeStyle System kits to establish an installed base of systems from which we expect to generate recurring revenues from our disposable FreeStyle test strips and lancets.

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

We have recorded deferred stock-based compensation in connection with stock option grants and sales of restricted stock to employees at exercise or sales prices below the deemed fair market value of our common stock. Deferred stock-based compensation for options granted to non-employees has been determined as the fair value of the equity instruments issued. Deferred stock-based compensation for options granted to non-employees is periodically remeasured as the underlying options vest. As of June 30, 2002 we have recorded aggregate deferred stock-based compensation of $26.3 million, of which $15.7 million will be amortized to expense on a straight line basis through 2006. This amount is being amortized over the respective vesting periods of these equity instruments, which is typically four years. Stock-based compensation expense has been allocated according to employees and their respective departments and by function for non-employees.

In September 2000, we entered into an exclusive distribution agreement with Disetronic Group relating to the distribution of FreeStyle in Germany, Switzerland, Denmark, Austria, Sweden, Finland, Norway and the Netherlands. In February 2002, this agreement was amended to, among other things, extend the term through December 31, 2006 and add France, Italy and Belgium to Disetronic’s distribution territory. Disetronic commenced sales in Germany and Sweden in May 2001 and since that time has commenced sales in Norway, Finland, Austria, The Netherlands, Denmark and Switzerland.

In April 2001, we entered into a five-year exclusive distribution agreement with Nipro Corporation relating to the distribution of FreeStyle in Japan. Nipro launched FreeStyle in Japan in February 2002. In connection with this agreement, we received a $5.0 million payment from Nipro, which is being recognized as revenue ratably over the term of the agreement.

Results of Operations

Three Months Ended June 30, 2002 and June 30, 2001

Revenues. Total revenues were $59.2 million for the three months ended June 30, 2002 as compared to $17.8 million for the comparable period in 2001. This increase includes a $20.4 million contribution attributable to achieving the ability to estimate product return rates for sales to retailers and wholesalers in the United States and Canada. Previously, we deferred revenue recognition until product had been purchased by an end-user and all rights of return had lapsed. The increase in total revenues over the comparable period of 2001 was 119% before the $20.4 million contribution. This increase is primarily due to increased sales of FreeStyle test strips and FreeStyle system kits. Due to the recognition of previously deferred revenues there were no deferred revenues from product sales for the three months ended June 30, 2002. Two of our customers, Cardinal Distribution and Nipro Corporation, individually accounted for more than 10% and collectively accounted for more than 24% of our total revenues from shipments in the three months ended June 30, 2002. Four of our customers, Disetronic, Gemco, McKesson and Walgreens, individually accounted for more than 10% and collectively accounted for more than 50% of our total revenues from shipments in the three months ended June 30, 2001.

Cost of revenues. Cost of revenues were $34.4 million for the three months ended June 30, 2002 as compared to $13.4 million for the comparable period of 2001. This increase includes a $16.2 million charge associated with recognition of previously deferred revenue. The increase in cost of revenues over the comparable period of 2001 was 35% excluding the $16.2 million charge. This increase is due to higher recognized revenues which grew by 119% versus the comparable period in 2001, excluding the $20.4 million contribution associated with recognition of previously deferred revenue. Amortization of deferred stock-based compensation expense reported in cost of revenues for the three months ended June 30, 2002 was $0.2 million as compared to $0.1 million for the comparable period of 2001.

Gross profit. Gross profit was $24.8 million for the three months ended June 30, 2002 as compared to $4.4 million for the comparable period of 2001. This increase includes a $4.2 million contribution associated with recognition of previously deferred revenue. The increase in gross profit over the comparable period of 2001 was 368% excluding the $4.2 million contribution associated with recognition of previously deferred revenue. The gross margin for the three months ended June 30, 2002 was 42% and, excluding the effects of the previously deferred revenue, it would have been 53%. Our reported gross margin decreased as a result of the recognition of previously deferred revenue as it had a high proportion of revenues from system kits which have lower gross margins than test strip revenues. The gross margin for the three months ended June 30, 2001 was 25%. The improved gross margin and gross profit resulted from test strip revenue composing a greater proportion of total revenue, fixed costs being spread over larger sales volumes, and reduced test strip and system kit manufacturing costs.

Research and development expenses. Research and development expenses were $6.0 million for the three months ended June 30, 2002 as compared to $3.5 million for the comparable period of 2001. This represents an increase of 71%. The increase is primarily attributable to increased spending on product development efforts and the hiring of additional personnel. Amortization of deferred stock-based compensation was $0.3 million for the three months ended June 30, 2002 as compared to $0.3 million for the comparable period of 2001. We expect research and development spending to increase over the next several years as we expand clinical trials for our Continuous Glucose Monitoring System and expand our research and development activities to support our current and future products.

Selling, general and administrative expenses. Selling, general and administrative expenses were $22.2 million for the three months ended June 30, 2002 as compared to $15.8 million for the comparable period of 2001. This represents an increase of 40%. This increase is primarily attributable to increases of $1.9 million for personnel costs related to expanding our U.S. and international sales force, $1.2 million for our retail sales force, $0.8 million for sales data services and computer services, and $0.8 million for travel costs, largely related to our sales force. Amortization of deferred stock-based compensation was $1.1 million for the three months ended June 30, 2002, as compared to $0.8 million in the same prior year period. We expect our selling, general and administrative expenses to increase as we increase product sampling, expand our sales force, increase our marketing and promotional activities, and operate as a public company.

Interest income, net. Net interest income increased to $0.3 million for the three months ended June 30, 2002 from $0.2 million for the three months ended June 30, 2001. This increase was primarily attributable to higher cash, cash equivalents, and investment balances, resulting from the net proceeds of our initial public offering in October 2001. Interest expense remained comparable between the two periods.

Dividends related to beneficial conversion feature of preferred stock. Dividends relating to the beneficial conversion of our preferred stock of $3.5 million were recorded in the three months ended June 30, 2001. These dividends arose due to the issuance of 621,529 shares of Series D convertible preferred stock in April 2001 for net proceeds of $5.3 million.

Net loss attributable to common stockholders. Net loss attributable to common stockholders was $3.1 million or $0.08 per basic and diluted share for the three months ended June 30, 2002 as compared to a net loss of $18.2 million or $0.47 per basic and diluted share (pro forma for the assumed conversion of preferred stock) for the comparable period of 2001. This net loss includes $4.2 million associated with recognition of previously deferred revenue. Excluding the $4.2 million, our net loss would have been $7.3 million or $0.18 per basic and diluted share for the three months ended June 30, 2002.

Six Months Ended June 30, 2002 and June 30, 2001

Revenues. Total revenues were $92.5 million for the six months ended June 30, 2002 as compared to $25.5 million for the comparable period in 2001. This increase includes a $20.4 million contribution from achieving the ability to estimate product return rates for sales to retailers and wholesalers in the United States and Canada. Previously, we deferred revenue recognition until product had been purchased by an end-user and all rights of return had lapsed. The increase in total revenues over the comparable period of 2001 was 183% before the $20.4 million contribution. This increase is primarily due to greater sales of FreeStyle test strips and FreeStyle system kits. Due to the recognition of previously deferred revenues there were no deferred revenues from product sales as of June 30, 2002. One of our customers, Nipro Corporation, accounted for more than 10% of our total revenues from shipments in the six months ended June 30, 2002. Three of our customers, McKesson, Walgreens and Disetronic, individually accounted for more than 10% and collectively accounted for more than 38% of our total revenues from shipments in the six months ended June 30, 2001.

Cost of revenues. Cost of revenues were $52.8 million for the six months ended June 30, 2002 as compared to $19.7 million for the comparable period of 2001. This increase includes a $16.2 million charge associated with the recognition of previously deferred revenues. The increase in cost of revenues over the comparable period of 2001 was 86% excluding the $16.2 million charge. This increase is due to higher recognized revenues which grew by 183% versus the comparable period of 2001, before the $20.4 million contribution from previously deferred revenues. Amortization of deferred stock-based compensation expense reported in cost of revenues for the six months ended June 30, 2002 was $0.4 million as compared to $0.1 million in the same prior year period.

Gross profit. Gross profit was $39.7 million for the six months ended June 30, 2002 as compared to $5.9 million for the comparable period of 2001. This increase includes a $4.2 million contribution associated with recognition of previously deferred revenues. The increase in gross profit over the comparable period of 2001 was 502% excluding the $4.2 million contribution associated with recognition of previously deferred revenues. The gross margin for the six months ended June 30, 2002 was 43% and, excluding the effects of the recognition of previously deferred revenue, it would have been 49%. Our reported gross margin decreased as a result of the recognition of previously deferred revenue as it had a high proportion of revenues from system kits which have a lower gross margin than test strip revenues. The gross margin for the six months ended June 30, 2001 was 23%. The improved gross margin and gross profit resulted from test strip revenue composing a greater proportion of total revenue, fixed costs being spread over larger sales volumes, and reduced test strip and system kit manufacturing costs.

Research and development expenses. Research and development expenses were $10.5 million for the six months ended June 30, 2002 as compared to $6.3 million for the comparable period of 2001. This represents an increase of 66%. The increase is primarily attributable to increased spending on product development efforts and the hiring of additional personnel. Amortization of deferred stock-based compensation was $0.6 million for the six months ended June 30, 2002 as compared to $0.5 million in the same prior year period. We expect research and development spending to increase over the next several years as we expand clinical trials for our Continuous Glucose Monitoring System and expand our research and development activities to support our current and future products.

Selling, general and administrative expenses. Selling, general and administrative expenses were $44.1 million for the six months ended June 30, 2002 as compared to $26.8 million for the comparable period of 2001. This represents an increase of 64%. This increase is primarily attributable to increases of $5.0 million for personnel costs related to expanding our U.S. and international sales force, $5.1 million spent on product sampling, $1.8 million for our retail sales force, $0.8 million for sales data services and computer services, and $1.6 million for travel costs.

Amortization of deferred stock-based compensation was $2.1 million for the six months ended June 30, 2002, as compared to $1.4 million in the same prior year period. We expect our selling, general and administrative expenses to increase as we increase product sampling, expand our sales force, increase our marketing and promotional activities, and operate as a public company.

Interest income, net. Net interest income increased to $0.8 million for the six months ended June 30, 2002 from $0.4 million for the six months ended June 30, 2001. This increase was primarily attributable to higher cash, cash equivalents, and investment balances, resulting from the net proceeds of our initial public offering in October 2001. Interest expense remained comparable between the two periods.

Dividends related to beneficial conversion feature of preferred stock. Dividends relating to the beneficial conversion of our preferred stock of $26.8 million were recorded in the six months ended June 30, 2001. These dividends arose due to the issuance of 6,643,371 shares of Series D convertible preferred stock in January, February and April 2001 for net proceeds of $56.4 million.

Net loss attributable to common stockholders. Net loss attributable to common stockholders was $14.1 million or $0.36 per basic and diluted share for the six months ended June 30, 2002 as compared to a net loss of $53.7 million or $0.92 per basic and diluted share (pro forma for the assumed conversion of preferred stock) for the comparable period of 2001. This net loss includes $4.2 million associated with the recognition of previously deferred revenues. Excluding the $4.2 million, our net loss would have been $18.3 million or $0.46 per basic and diluted share for the six months ended June 30, 2002.

Liquidity and Capital Resources

In October 2001, we consummated our initial public offering of common stock in which we received net proceeds of $120.9 million. Previously, we have financed our operations primarily through private placements of convertible preferred stock resulting in net proceeds of $119.2 million.

We have also financed our operations through equipment financing arrangements and other bank loans with Comdisco Ventures, GE Healthcare Financial Services and Phoenix Capital. Our current principal debt with these lenders include a $2.5 million equipment line of credit with an effective interest rate between 8.5% and 9.5% per annum with Comdisco Ventures, a $3.0 million equipment line of credit at an effective rate 7.3% with GE Healthcare Financial Services, and a $2.0 million senior loan and security agreement at an effective interest rate of 13.1% per annum with Phoenix Capital. These effective annual interest rates include the amortization of the fair value of warrants issued to Comdisco Ventures and Phoenix Capital. As of June 30, 2002, $4.9 million in principal was outstanding under these arrangements. We may no longer borrow capital under these debt arrangements.

In May 2002, we entered into a revolving line of credit agreement with Wells Fargo Business Credit, Inc. Under the terms of the credit agreement, amounts we borrow from Wells Fargo Business Credit, Inc. are repaid to Wells Fargo Business Credit, Inc. directly by our accounts receivable debtors. Outstanding amounts owed to Wells Fargo Business Credit, Inc. under the credit agreement are secured by all of our assets excluding our intellectual property assets. The maximum amount we may borrow from Wells Fargo Business Credit, Inc. is based on our eligible accounts receivable and cannot exceed $15.0 million. The credit agreement includes certain covenants requiring minimum liquidity and minimum net income over time. As of June 30, 2002, $1.7 million in principal was outstanding under the credit agreement.

As of June 30, 2002, we had cash and cash equivalents of $52.4 million, short-term available-for-sale investments of $17.4 million and long-term available-for-sale investments of $33.7 million.

Cash used in operations. Net cash used in operating activities was approximately $41.0 million and $19.4 million for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, the difference between our net loss and our net cash used in operating activities reflected increases in accounts receivable and inventories and decreases in deferred cost of products sold and deferred revenue. The increase in accounts receivable principally related to the experienced growth in revenues as compared to the prior year period and the lengthening of customer payment terms to match our competitors’ customer payment terms. The increase in inventories occurred to support the launch of our FreeStyle Tracker System and planned revenue growth for upcoming quarters. The decrease in deferred cost of products sold and deferred revenue is attributable to achieving the ability to estimate product return rates for sales to retailers and wholesalers in the United States and Canada. Previously deferred revenue on product sales and associated costs of products sold were recognized in the current quarter. In the six months ended June 30, 2001, increases in accounts receivable and inventories, which reflected commencement of commercial shipments in June 2000, were partially offset by increases in deferred revenue and accrued liabilities.

Cash used in investing activities. Net cash used in investing activities was approximately $51.5 million and $0.9 million for the six months ended June 30, 2002 and 2001, respectively. During the current six-month period, some of the proceeds from the initial public offering in October 2001 were invested in corporate bonds, municipal securities, and governmental securities. All investments are classified as available-for-sale securities. Capital expenditures for the current six-month period include manufacturing equipment used in the production of our disposable test strips, as we increased production capacity to meet planned growth. In the six months ended June 30, 2001, investing activities consisted of capital expenditures.

Cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2002 was approximately $1.6 million, with $3.3 million proceeds from exercise of stock options offset by $1.7 million attributable to principal payments on long-term debt. Net cash provided by financing activities was $52.9 million for the six months ended June 30, 2001, primarily attributable to the net proceeds from private placements of equity securities, partially offset by principal payment on long-term debt.

We may have negative cash flows from operations for the next 12 months. We also expect increased sales and marketing expenses related to the promotion of FreeStyle, increased research and development expenses, as well as expenses for additional personnel and product enhancement efforts. Our future capital requirements will depend on a number of factors, including market acceptance of FreeStyle, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to technology and the availability of other financing. Our capital expenditures for the six months ended June 30, 2002 were $4.8 million, and we believe that our capital requirements for the next 12 months will increase as a result of expanding our facilities. We believe that our current cash, cash equivalents and investment balances, together with the revenue to be derived from sales of FreeStyle, will be sufficient to fund our operations for at least the next 18 months. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to raise additional capital or incur additional indebtedness to fund our operations. Additional equity or debt financing, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce our selling and marketing activities for FreeStyle, delay, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. In the event that we do raise additional equity financing, investors will be further diluted. In the event we incur additional indebtedness to fund our operations, we may have to grant the lender a security interest in our assets.

Inflation

The impact of inflation on our business has not been material to date.

Recent Accounting Pronouncements

In April of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,”which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. We believe that the adoption of SFAS 145 will not have a material impact on our consolidated financial position or our results of operations.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,”which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143, “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the

Impairment or Disposal of Long-Lived Assets”. We believe that the adoption of SFAS 146 will not have a material impact on our consolidated financial position or our results of operations.

Risk Factors Affecting Operations and Future Results

We have a history of net losses and variable quarterly results and may never achieve or maintain profitability.

We have incurred losses every year since 1997. We incurred losses of $13.1 million in 1999, $43.6 million in 2000, $52.9 million in 2001 and $14.1 million in the six months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of approximately $129.7 million. We will need to continue to increase product revenues and reduce product costs to achieve profitability. We may be unable to do so, and therefore, may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. As a relatively new entrant to the blood glucose monitoring market that has been experiencing rapid growth, revenues can vary from quarter to quarter due to various factors, including:

•	new product introductions or enhancements by us or our competitors;
•	the timing of promotions and price changes by us or our competitors; and
•	changes in customer stocking and inventory levels.

We maintain a limited inventory of finished goods and typically ship products within a short period after orders are received. Because our operating expenses are based on anticipated revenue levels and a high percentage our expenses are relatively fixed, less than anticipated revenues for a quarter could have a significant adverse impact on the Company’s operating results.

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

To date, relative to market size, a limited number of people have used FreeStyle, and people with diabetes or the medical community may not substantially endorse FreeStyle as a preferred blood glucose self-monitoring device. In addition, FreeStyle may not achieve significant market acceptance on a timely basis, if at all, due to:

•	the significant influence of established glucose monitoring products;
•	the ability of some of our competitors to price products below a price at which we can competitively manufacture and sell our products;
•	the introduction or acceptance of competing products or technologies; and
•	cost constraints.

Furthermore, FreeStyle may not encourage significantly more active testing, and participants in the glucose self-monitoring market may gravitate toward more established brands. If we are unable to successfully market and sell our FreeStyle products, we may not be able to generate significant revenues or achieve profitability because we do not have alternative products.

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

The market for medical devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete directly with Roche Diagnostics Corporation, LifeScan, Inc., a division of Johnson & Johnson, MediSense, a division of Abbott Laboratories, and Bayer AG, which currently account for approximately 90% of the worldwide sales of blood glucose self-monitoring systems. Each of these companies is either publicly traded or a division of a publicly-traded company, and they enjoy several competitive advantages, including:

•	significantly greater name recognition;
•	established relations with health care professionals, customers and third-party payors;
•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage; and
•	greater resources for product development, sales and marketing and patent litigation.

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

Third parties may claim we are using their patented inventions and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive to defend and conduct and would also consume and divert the time and attention of our management. A court may decide that we are infringing a third party’s patents and may order us to cease the infringing activity. The court could also order us to pay damages for the infringement. These damages could be substantial and could harm our business, financial condition and operating results. In September 2001, we received a letter from the exclusive licensee of an issued patent alleging that FreeStyle infringes the patent and requesting that we contact the licensee regarding sublicense opportunities. We have evaluated the patent and we are discussing a possible sublicense with the licensee.

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

To be successful, we must manufacture our FreeStyle test strips in substantial quantities at acceptable costs. If we do not succeed in manufacturing sufficient quantities of our test strips to meet customer demand, we could lose customers and fail to acquire new customers, if they choose a competitor’s product because our product is not available. We currently manufacture our FreeStyle test strips using a process with which we have limited experience. Increasing demand since the launch of FreeStyle has necessitated an increase in our test strip manufacturing capacity. In response, we have expanded our manufacturing capacity at our facilities in Alameda, California. We anticipate the need to continue expanding manufacturing capacity and have ordered certain specialized equipment. Delays in receiving certain specialized equipment extended the date when we were able to begin operations on the second line. If we are unable to expand manufacturing capacity in a timely manner we could be unable to meet customer demand for FreeStyle test strips, which would adversely affect our financial results and restrict our sales growth.

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

We currently have limited experience in marketing and selling our products. We received regulatory clearance for our initial product in January 2000 and commenced commercial shipments in June 2000. We currently sell our products in the United States directly, using a sales organization that we assembled following regulatory clearance. Our products require a complex marketing and sales effort targeted at health care professionals, diabetes educators, people with diabetes, pharmacists and national retailers. We significantly expanded our sales and marketing teams in 2001, and we continued this expansion in 2002. We face significant challenges and risks in hiring, training, managing and retaining these teams, including managing geographically dispersed efforts and adequately training our people in the use and benefits of our products. In addition, we currently have only one distributor in most of Europe and one distributor in Japan. We are dependent upon the sales and marketing efforts of our third-party distributors in these large international markets. These distributors may not commit the necessary resources to effectively market and sell our products. Further, they may not be successful in selling our products. Our financial condition would be harmed if our marketing and sales efforts were unsuccessful.

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

Our manufacturing processes for our FreeStyle test strips, as well as the manufacturing processes utilized by our suppliers of FreeStyle meters, lancing devices, lancets and control solution, are required to comply with the FDA’s Quality System Regulation, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the Quality System Regulation through unannounced inspections. The manufacturing line for our FreeStyle meters at Flextronics International USA Inc. has not been inspected to date.If we or one of our suppliers fail a Quality System Regulation inspection, our operations could be disrupted and our manufacturing delayed. If we fail to take adequate corrective action in response to any FDA observations, we could face various enforcement actions, which could include a shut-down of our manufacturing operations and a recall of our products, which would cause our product sales and profitability to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements.

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

Significant product returns could harm our operating results.

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

International sales of our products are subject to strict regulatory requirements. The review process varies from country to country, is typically lengthy and expensive, and approval is never certain. We have the required regulatory approvals to market FreeStyle in various countries outside the United States. Failure to maintain current foreign approvals or to receive and maintain approvals in other countries would prevent us from expanding international sales of FreeStyle, which would negatively impact our future revenues.

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

We may seek additional funds from public and private stock offerings, borrowings under lease lines of credit or other sources. This additional financing may not be available on a timely basis on terms acceptable to us, or at all. This financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of money we will need will depend on many factors, including:

•	revenues generated by sales of FreeStyle and our future products;
•	expenses we incur in developing and selling our products;
•	the commercial success of our research and development efforts; and
•	the emergence of competing technological developments.

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

The sales of a substantial number of shares of our common stock, including shares that will become eligible for sale in the near future, may adversely affect the market price for our common stock

Sales of a significant number of shares of our common stock in the public market or the market perception that these sales may occur, could negatively affect the market price for our common stock. As of August 1, 2002, we had 40,482,855 shares of common stock outstanding. Substantially all of these shares are available for sale. Also, many of our employees, consultants and directors may exercise their stock options in order to sell the stock underlying their options in the market under a registration statement we have filed with the SEC. All of these shares are available for sale.

Our executive officers and directors and entities affiliated with them own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to investors’ interests.

Our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 21.8% of our common stock as of August 1, 2002. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although we transact substantially all of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We derive a portion of our revenues in foreign currencies, predominantly in Canada. We also have a subsidiary in Canada. Due to the relative volume of transactions from Canada, we do not believe that we have significant exposure to foreign currency exchange rate risks. We currently do not use derivative financial instruments to mitigate this exposure and will continue to review our foreign currency positions.

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

To date, we have spent a portion of the net proceeds as follows (i) approximately $809,000 for the purchase of machinery we use to manufacture our test strips, (ii) approximately $505,000 to expand our facility in Alameda, California, (iii) approximately $11,204,000 to sponsor free product samples and accelerate the hiring of additional sales representatives in an effort to expand our installed base of FreeStyle system kits intended to increase our market for disposable test strips and lancets, (iv) approximately $3,170,000 for research and development of enhanced FreeStyle products and our Continuous Glucose Monitoring System and (v) additional amounts for general working capital purposes. We are currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. Government obligations, with an average maturity of twelve months or less.

From January 1, 2002 through June 30, 2002, TheraSense did not issue any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on April 19, 2002, the following proposals were adopted by the margins indicated below. There were 39,542,380 shares of Common Stock entitled to vote at the Annual Meeting of Stockholders and a total of 35,859,564 shares were represented at the Annual Meeting of Stockholders.

1.	To elect Rod F. Dammeyer and Charles T. Liamos as our Class I directors, each to serve until the 2005 Annual Meeting or until their respective successors have been elected or appointed.

	Number of Shares
Name of Director	Yes	No	Abstain
Rod F. Dammeyer	34,276,392	–	1,583,172
Charles T. Liamos	33,091,004	–	2,768,560

2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2002.

Number of Shares
Yes	35,625,957
No	227,576
Abstain	6,031
Broker Non-Vote	–

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit
Number		Description of Document
*3.1		Certificate of Incorporation of TheraSense, Inc., a Delaware corporation, as currently in effect
*3.2		Bylaws of TheraSense, Inc. as currently in effect
*4.1		Specimen Common Stock Certificate
**10.1		1997 Stock Plan, as amended, and forms of agreements thereunder
*10.2		2001 Stock Plan and forms of agreements thereunder
*10.3		2001 Employee Stock Purchase Plan and forms of agreement thereunder
*10.4		Form of Director and Executive Officer Indemnification Agreement
*10.5		Employment Letter from TheraSense, Inc. to W. Mark Lortz, dated as of October 6, 1997
†*10.6		Technology Purchase Agreement between TheraSense and E. Heller & Co. dated as of October 10, 2000
†*10.7		Cooperative Development Agreement between TheraSense, Inc. and Facet Technologies LLC (f/k/a Gainor Medical North America LLC), dated as of December 1, 1998
†*10.7	(a)	First Amendment to Cooperative Development Agreement between TheraSense, Inc. and Facet Technologies LLC (f/k/a Gainor Medical North America LLC), effective June 1, 2001
†*10.7	(b)	Master Purchase Agreement between TheraSense, Inc. and Facet Technologies LLC effective June 1, 2001
*10.8		Standard Industrial/Commercial Single-Tenant Lease between TheraSense, Inc. and PlyProperties, a Partnership, dated as of February 26, 1999, and addendum thereto
10.8	(a)	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease between TheraSense, Inc. and PlyProperties, a Partnership, dated May 7, 2002
†*10.9		Master Purchase Agreement between TheraSense and Flextronics International USA, Inc., dated as of November 3, 1999
†*10.10		Assignment of Patent Rights and Technology by and among Board of Regents of the University of Texas System, an agency of the State of Texas, Dr. Adam Heller, E. Heller & Company and TheraSense Inc. dated August 1, 1991
†*10.11		First Amendment, dated March 19, 1998, to the Agreement entitled Assignment of Patent Rights and Technology by and among Board of Regents of the University of Texas System, an agency of the State of Texas, Dr. Adam Heller, E. Heller & Company and TheraSense Inc. dated August 1, 1991
†*10.12		License Agreement between TheraSense, Inc. and Asulab SA., dated February 23, 2000
†*10.13		Warehouse Distribution Contract between TheraSense, Inc. and Livingston Healthcare Service, Inc., dated March 15, 2000
†*10.14		International Distributor Agreement between TheraSense, Inc. and Nipro Corporation, dated April 1, 2001
†*10.15		International Distributor Agreement between TheraSense, Inc. and Disetronic Handels AG, dated September 13, 2000
†**10.15	(a)	Amendment No. 1 to International Distributor Agreement between TheraSense, Inc. and Disetronic Handels AG, dated February 8, 2002
†*10.16		Management Services Agreement between TheraSense, Inc. and ICT Group, Inc., dated January 31, 2000
†*10.17		License Agreement between TheraSense, Inc. and Unilever PLC dated February 10, 2000
*10.18		Promissory Note dated March 5, 1999 for the principal aggregate amount of $72,495 issued by W. Mark Lortz to TheraSense
*10.19		Promissory Note dated March 5, 1999 for the principal aggregate amount of $15,187.50 issued by Charles T. Liamos to TheraSense
*10.20		Promissory Note dated September 1, 1999 for the principal aggregate amount of $61,250 issued by Charles T. Liamos to TheraSense
*10.21		Promissory Note dated December 1, 1997 for the principal aggregate amount of $62,650 issued by W. Mark Lortz to TheraSense, Inc.
**10.21	(a)	Amendment to Promissory Note dated December 1, 1997 for the principal aggregate amount of $62,650 issued by W. Mark Lortz to TheraSense, Inc.
*10.22		Amended and Restated Investors Rights Agreement by and among holders of TheraSense Preferred Stock and TheraSense, Inc., dated January 23, 2001, as amended
*10.23		First Amendment to the Agreement Entitled Sponsored Research Agreement No. UTA 98-0296 entered into as of October 10, 2000, by and between TheraSense, Inc. and the Board of Regents of the University of Texas System on behalf of the University of Texas at Austin
*10.24		Form of Change of Control Agreement between TheraSense, Inc. and each Vice President of

Exhibit
Number	Description of Document
TheraSense, Inc.

*	Incorporated by reference to the same exhibit filed with our Registration Statement on Form S-1 (Registration No. 333-64456), which was declared effective on October 11, 2001.
**	Incorporated by reference to the same exhibit filed with our Form 10-K for the year ended December 31, 2001.
†	Confidential treatment granted for portions of these exhibits.
(b)	Reports on Forms 8-K

          TheraSense did not file any reports on Form 8-K during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2002	THERASENSE, INC. (Registrant) /s/ CHARLES T. LIAMOS Charles T. Liamos Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)