Form 10-Q
period 2003-03-31
THERASENSE INC
filed 2003-05-15
CIK 1073695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2003

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

Yes ☒ No ☐

As of May 1, 2003, Registrant had outstanding 41,079,187 shares of Common Stock, $0.001 par value.

THERASENSE, INC.
QUARTERLY REPORT ON FORM 10-Q

Signature	26

i

PART I: FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THERASENSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Total revenues	$40,904	$33,279
Cost of revenues	19,114	18,408

Gross profit	21,790	14,871

Operating expenses:
Research and development	5,166	4,441
Selling, general and administrative	25,280	21,905

Total operating expenses	30,446	26,346

Loss from operations	(8,656)	(11,475)
Interest income, net	117	490

Net loss	$(8,539)	$(10,985)

Net loss per common share, basic and diluted	$(0.21)	$(0.28)

Weighted-average shares used in computing net loss per common share, basic and diluted	40,831	39,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERASENSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2003	December 31, 2002

	(unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$35,024	$32,158
Available-for-sale investments	40,254	34,135
Accounts receivable, net	40,183	36,319
Inventories	19,346	21,060
Prepaid expenses and other current assets	3,053	6,358

Total current assets	137,860	130,030
Available-for-sale investments	3,644	11,217
Property and equipment, net	15,724	14,340
Other assets	4,978	5,216

Total assets	$162,206	$160,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,090	$17,034
Accrued liabilities	13,729	16,109
Deferred revenue	3,649	1,000
Current portion of long-term debt	4,458	5,149

Total current liabilities	36,926	39,292
Long-term debt, net of current	2,767	3,161
Deferred revenue	13,752	2,261
Other liabilities	—	500

Total liabilities	53,445	45,214

Stockholders’ equity:
Common stock	41	41
Additional paid-in capital	271,340	271,782
Notes receivable from stockholders	(20)	(156)
Deferred stock-based compensation, net	(9,649)	(11,642)
Accumulated other comprehensive income	340	316
Accumulated deficit	(153,291)	(144,752)

Total stockholders’ equity	108,761	115,589

Total liabilities and stockholders’ equity	$162,206	$160,803

(1)

The balance sheet at December 31, 2002 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERASENSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(8,539)	$(10,985)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,002	645
Amortization of deferred stock-based compensation	1,381	1,508
Other	—	67
Changes in operating assets and liabilities:
Accounts receivable	(3,864)	(5,204)
Inventories	1,714	(3,121)
Deferred cost of products sold	—	168
Prepaid expenses and other current assets	3,306	1,973
Other assets	238	(710)
Accounts payable	(1,944)	(6,591)
Accrued and other liabilities	(2,881)	(3,337)
Deferred revenue	14,140	(1,779)

Net cash provided by (used in) operating activities	4,553	(27,366)

Cash flows from investing activities:
Proceeds from maturities of investments	36,035	—
Purchases of investments	(34,669)	(43,757)
Purchases of property and equipment	(2,387)	(1,777)

Net cash used in investing activities	(1,021)	(45,534)

Cash flows from financing activities:
Proceeds from exercise of stock options	170	138
Principal payments on long-term debt	(1,083)	(826)
Repayment of notes receivable from stockholders	135	—

Net cash used in financing activities	(778)	(688)

Effect of foreign exchange rate changes on cash and cash equivalents	112	—

Net change in cash and cash equivalents	2,866	(73,588)
Cash and cash equivalents, beginning of period	32,158	143,187

Cash and cash equivalents, end of period

	$35,024

		$69,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERASENSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 –Basis of Presentation Policies:

The accompanying unaudited condensed consolidated financial statements of TheraSense, Inc. and its subsidiaries (“TheraSense” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K for the year ended December 31, 2002.

NOTE 2 – Summary of Significant Accounting Policies:

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 that was filed with the Securities and Exchange Commission on March 27, 2003. The Company’s significant accounting policies have not materially changed since December 31, 2002.

NOTE 3 - Recent Accounting Pronouncements:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of FIN 46 will have on its consolidated financial statements.

NOTE 4 - Net Loss Per Share:

Basic net loss per common share is computed by dividing net loss by the weighted-average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including options and warrants. Options, warrants and common stock subject to repurchase were not included in the computation of diluted net loss per common share because the effect would be antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Numerator:
Net loss	$(8,539)	$(10,985)

Denominator:
Weighted-average common stock outstanding	40,837	39,544
Less: Weighted-average shares subject to repurchase	(6)	(115)

  THERASENSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Weighted-average shares used in computing basic and diluted net loss per common share	40,831	39,429

The following outstanding options, common stock subject to repurchase and warrants were excluded from the computation of diluted net loss per common share as they had an antidilutive effect (in thousands):

	March 31,

	2003	2002

Options to purchase common stock	7,566	7,325
Common stock subject to repurchase	4	67
Warrants	—	4

NOTE 5 - Inventories:

At March 31, 2003 and December 31, 2002, inventories consisted of the following (in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$4,238	$5,059
Work-in-process	3,378	3,807
Finished goods	11,730	12,194

	$19,346	$21,060

NOTE 6 - Accrued product warranties:

The Company’s condensed consolidated financial statements include accruals for product warranty claims. The Company provides a five-year warranty on its products. For proper matching of these costs in the period that revenues are recognized, an estimated warranty expense accrual rate is determined based on historical experience. Such costs are accrued at the time revenue is recognized. At March 31, 2003 and December 31, 2002, accrued product warranties totaled $1,874,954 and $1,931,935, respectively, and are included in “accrued liabilities” in the accompanying condensed consolidated balance sheets.

A tabular reconciliation of the changes in the Company’s product warranty liability for the three months ended March 31, 2003 is as follows (in thousands):

Balance at January 1, 2003	$1,932
Accruals for warranties issued during the period	467
Settlements made during the period	(524)

Balance at March 31, 2003	$1,875

THERASENSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 – Revolving Line of Credit Agreement:

In May 2002, the Company entered into a revolving line of credit agreement with a lending company, which was amended and restated in December 2002. Under the terms of the credit agreement, amounts the Company borrows from the lending company are repaid to the lending company directly by the Company’s accounts receivable debtors. Outstanding amounts owed to the lending company under the credit agreement are collateralized by all of the Company’s assets excluding the Company’s intellectual property assets. The maximum amount the Company may borrow from the lending company is based on our eligible accounts receivable and cannot exceed $15.0 million. All outstanding amounts bear interest at the prime rate plus 0.5%. The amended and restated credit agreement includes certain covenants requiring minimum liquidity and minimum net income over time. The Company is not currently in compliance with certain of these covenants. The Company is currently negotiating an amendment to the amended and restated credit and security agreement that would bring us into compliance with these covenants. As of March 31, 2003, $2.4 million in principal was outstanding under the credit agreement.

NOTE 8 – Accounting for Stock-Based Compensation:

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148 (“SFAS No. 148”), “Accounting for Stock Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123”, which amends FASB Statement No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation”. SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting and effects of stock-based compensation on reported results. The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123, as amended by SFAS No. 148.

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method has been applied to all employee stock options outstanding as of the dates indicated below (in thousands, except per share amounts):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

	(unaudited)	(unaudited)
Net loss as reported	$(8,539)	$(10,985)

Add: Stock-based employee compensation expense included in reported net loss	1,381	1,508

Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards	(2,749)	(6,056)

Pro forma net loss	$(9,907)	$(15,533)

Weighted average shares used in computing net loss per common share, basic and diluted	40,831	39,429
Net loss per share, basic and diluted As reported	$(0.21)	$(0.28)
Pro forma	$(0.24)	$(0.39)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

NOTE 9 – Subsequent Events:

In March 2002, the Company entered into an arrangement to finance the purchase of certain equipment the Company uses to manufacture its FreeStyle test strips with its supplier of test strip packaging vials. The purchase price of the equipment is approximately $1,600,000. From March 2002 to March 2003, the Company paid down the equipment purchase price to the supplier through a portion of the purchase price for each packaging vial purchased from the supplier. In April 2003, the Company paid the remaining purchase price of approximately $1,500,000 for the equipment to the supplier and took title to the equipment.

During 1998, the Company entered into an equipment line of credit agreement with a lending company under which the Company could borrow up to $2,500,000 for equipment purchases prior to December 31, 1999. Prior to December 31, 1999, the Company borrowed a total of approximately $580,000 under this arrangement. During 1999, the Company entered into a subordinated debt agreement with this lending company under which the Company could borrow up to $5,000,000 for equipment purchases prior to July 7, 2000. Prior to July 7, 2000, the Company borrowed a total of $5,000,000 under this arrangement. In April 2003, the Company and the lending company entered into an agreement pursuant to which the Company paid $844,451 as a compromised and final payment of all amounts outstanding under these arrangements, and the Company took title to all of the equipment that had been leased pursuant to these arrangements. The gain recorded from the compromised and final payment is not significant.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for any future period.

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

We have incurred significant operating losses and negative cash flows from operations since inception. We incurred net losses of $43.6 million in 2000, $52.9 million in 2001, $29.2 million in 2002 and $8.5 million for the three months ended March 31, 2003. As of March 31, 2003 we had an accumulated deficit of $153.3 million. We will need to continue to increase product revenues and reduce product costs to achieve profitability.

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

We have recorded deferred stock-based compensation in connection with stock option grants and sales of restricted stock to employees at exercise or sales prices below the deemed fair market value of our common stock. Deferred stock-based compensation for options granted to non-employees has been determined as the fair value of the equity instruments issued. Deferred stock-based compensation for options granted to non-employees is periodically remeasured as the underlying options vest. As of March 31, 2003 we have recorded aggregate deferred stock-based compensation of $24.5 million, of which $9.6 million remains and will be amortized to expense on a straight-line basis through 2005. This amount is being amortized over the respective vesting periods of these equity instruments, which is typically four years. Stock-based compensation expense has been allocated according to employees and their respective departments and by function for non-employees.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2002 that was filed with the Securities and Exchange Commission on March 27, 2003. Our critical accounting policies and estimates have not materially changed since December 31, 2002.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31

	2003	2002

Total revenues	100.0%	100.0%
Cost of revenues	46.7	55.3

Gross profit	53.3	44.7

Operating expenses:
Research and development	12.6	13.4
Selling, general and administrative	61.8	65.8

Total operating expenses	74.4	79.2

Loss from operations	(21.2)	(34.5)
Interest income	1.0	2.2
Interest and other expense	(0.7)	(0.8)

Net loss	(20.9%)	(33.0%)

Three Months Ended March 31, 2003 and 2002

Revenues. Total revenues were $40.9 million for the three months ended March 31, 2003 as compared to $33.3 million for the comparable period in 2002, an increase of 22.8%. The increase was due primarily to greater sales of FreeStyle System kits and Freestyle test strips in all channels. During the three months ended March 31, 2003, we recognized revenues of $0.6 million relating to the $15.0 million payment we received from the Disetronic Group in January 2003 in connection with the amendment of our international distributor agreement. The balance of the $15.0 million payment is reflected in the current and long-term deferred revenue line items of our consolidated balance sheet. Four of our customers, Disetronic, Walgreens, McKesson and AmerisourceBergen individually accounted for more than 10% and collectively 45% of our revenues for the three months ended March 31, 2003. Only our European distributor, Disetronic, individually accounted for more than 10% of our total revenues for the three months ended March 31, 2002.

Cost of revenues. Cost of revenues increased to $19.1 million for the three months ended March 31, 2003 from $18.4 million for the three months ended March 31, 2002, representing an increase of $0.7 million or 3.8%. This increase is attributable to higher revenues versus the comparable period in 2002. Amortization of stock-based compensation expense reported in cost of revenues for the three months ended March 31, 2003 was $0.1 million, as compared to $0.2 million for the three months ended March 31, 2002.

Gross profit. Gross profit increased to $21.8 million for the three months ended March 31, 2003 from $14.9 million for the three months ended March 31, 2002, representing an increase of $6.9 million or 46.3%. Our gross margin for the three months ended March 31, 2003 improved to 53.3% from a gross margin of 44.7% for the three months ended March 31, 2002. Our improved gross margin and gross profit resulted from test strip revenue composing a greater proportion of total revenue, fixed costs being spread over larger sales volumes and reduced test strip and system kit manufacturing costs. Our gross margin was favorably impacted by the recognition of the $0.6 million of revenue during the three month period ended March 31, 2003.

Research and development expenses. Research and development expenses increased to $5.2 million for the three months ended March 31, 2003 from $4.4 million for the three months ended March 31, 2002, representing an increase of $0.8 million, or 18%. This increase was primarily attributable to the hiring of additional personnel and increased spending on product development efforts. Amortization of deferred stock-based compensation was $0.3 million for both three month periods ended March 31, 2003 and 2002. We expect research and development spending to increase over the next several years as we increase clinical trials for our Continuous Glucose Monitoring System and expand our research and development activities to support our current and future products.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $25.3 million for the three months ended March 31, 2003 from $21.9 million for the three months ended March 31, 2002, representing an increase of $3.4 million, or 16%. This increase was attributable to increased product marketing and promotional activity in the United States and expenses associated with our international sales subsidiaries in the three months ended March 31, 2003. Amortization of deferred stock-based compensation was $1.0 million for both three month periods ended March 31, 2003 and 2002. We expect our selling, general and administrative expenses to increase as we increase product sampling and increase our marketing and promotional activities.

Interest income. Interest income decreased to $0.4 million for the three months ended March 31, 2003 from $0.7 million for the three months ended March 31, 2002. This decrease was primarily attributable to lower cash, cash equivalents, and investment balances, as we used cash in our operations. Cash, cash equivalents and investments at March 31, 2003 were $78.9 million compared to $117.3 million at March 31, 2002.

Interest and other expense. Interest and other expense has remained at approximately $0.3 million for both three month periods ended March 31, 2003 and 2002. Interest expense reflects the interest on borrowings under available lines of credit, amortization of debt issuance costs associated with warrants issued in connection with lines of credit and capital lease obligations arising under a particular sale and leaseback transaction.

Liquidity and Capital Resources

On October 17, 2001 we consummated our initial public offering of common stock in which we received net proceeds of $120.9 million. Previously, we have financed our operations primarily through private placements of convertible preferred stock resulting in net proceeds of $119.2 million. We have also financed our operations through equipment financing arrangements and capital leases with $7.2 million in principal outstanding at March 31, 2003.

As of March 31, 2003, our principal debt arrangements included a $2.5 million equipment line of credit at effective interest rates between 8.5% and 9.5% per annum and a $2.0 million senior loan and security agreement at an effective interest rate of 13.1% per annum with a lending company. These effective annual interest rates include the amortization of the fair value of warrants issued to one of this lending company. In April 2003, we entered into an agreement with this lending company pursuant to which we paid $844,451 to the lending company as a compromised and final payment of all amounts outstanding under these arrangement, and we took title to all of the equipment that had been leased pursuant to these arrangements. Our current principal debt arrangements include a $3.0 million equipment line of credit at an interest rate of 7.28% with a lending company.

In March 2002, we entered into an arrangement to finance the purchase of certain equipment we use to manufacture our FreeStyle test strips with our supplier of test strip packaging vials. The purchase price of the equipment is approximately $1.6 million. From March 2002 to March 2003, we paid down the equipment purchase price to the supplier through a portion of the purchase price for each packaging vial purchased from the supplier. In April 2003, we paid the remaining purchase price of approximately $1.5 million for the equipment to the supplier and took title to the equipment.

In May 2002, we entered into a revolving line of credit agreement with a lending company, which was amended and restated in December 2002. Under the terms of the credit agreement, amounts we borrow from the lending company are repaid to the lending company directly by our accounts receivable debtors. Outstanding amounts owed to the lending company under the credit agreement are collateralized by all of our assets excluding our intellectual property assets. The maximum amount we may borrow from the lending company is based on our eligible accounts receivable and cannot exceed $15.0 million. All outstanding amounts bear interest at the prime rate plus 0.5%. The amended and restated credit agreement includes certain covenants requiring minimum liquidity and minimum net income over time. We are not currently in compliance with certain of these covenants. We are currently negotiating an amendment to the amended and restated credit and security agreement that would bring us into compliance with these covenants. As of March 31, 2003, $2.4 million in principal was outstanding under the credit agreement.

In January 2003, we received a $15.0 million payment from Disetronic, our European distributor, pursuant to the amendment of our international distributor agreement. We are recognizing this payment as revenue over the term of the international distributor agreement, which expires in December 2006, if not terminated earlier. In the three months ended March 31, 2003, we recognized revenue of $0.6 million from this payment.

As of March 31, 2003, we had cash, cash equivalents and investments of $78.9 million.

Cash provided by or used in operating activities. Net cash provided by operating activities was approximately $4.6 million for the three months ended March 31, 2003 primarily resulting from the $15.0 million payment from Disetronic, our European distributor in January 2003 pursuant to the amendment of our international distributor agreement. Decreases in inventories of $1.7 million and in prepaid expenses and other assets of $3.5 million were offset by increases in accounts receivable of $3.9 million, reduction of accounts payable of $1.9 million and reduction of accrued liabilities of $2.9 million. Inventories decreased as we sold the inventory manufactured in the quarter ended December 31, 2002. Accounts receivable largely increased due to a higher percentage of shipments occurring in the last month of the quarter compared to the quarter ended December 31, 2002. Accrued liabilities decreased as we paid royalties and bonuses that were accrued at the end of 2002. For the three months ended March 31, 2002, cash used in operations were $27.4 million. The difference between our net loss and our net cash used in operating activities reflected increases in accounts receivable and inventories of $8.3 million as well as decreases in accounts payable and accrued liabilities of $9.9 million. The increase in inventories during the three months ended March 31, 2002 occurred to support planned revenue growth for upcoming quarters, including international expansion into Canada via our wholly-owned subsidiary. The decrease in accounts payable reflected a return to a more normalized balance, based on current business operations, from a balance at December 31, 2001 that was substantially higher than previous levels. The balance in accounts payable at December 31, 2001 included amounts due for the manufacture of a large number system kits manufactured in December 2001. There were no significant changes in vendor payment terms and practices during the three month period ended March 31, 2003. The decrease in accrued liabilities during the three month period ended March 31, 2003 reflected semiannual royalty payments under our principal licensing agreements and bonus payments to our employees under the 2002 incentive plan.

Cash used in investing activities. Net cash used in investing activities was approximately $1.0 million and $45.5 million for the three month periods ended March 31, 2003 and 2002, respectively. For the period ended March 31, 2003, investing activities consisted of capital expenditures of $2.4 million, mainly for the new building, offset by proceeds from maturities of investments, net, of $1.4 million. For the period ended March 31, 2002, investing activities consisted of capital expenditures of $1.8 million for manufacturing equipment used in the production of our disposable test strips, as we increased production capacity to meet planned growth and by purchases of investments of $43.8 million.

Cash used in financing activities. Net cash used in financing activities for the three months ended March 31, 2003 of $0.8 million was primarily attributable to principal payments on long-term debt and lines of credit of $1.1 million offset by $0.2 million from proceeds from the exercise of stock options, and from the repayment of notes receivable from stockholders of $0.1 million. Net cash used in financing activities for the three months ended March 31, 2002 of $0.7 million was primarily attributable to principal payments on long-term debt of $0.8 million offset by $0.1 million from proceeds from the exercise of stock options.

We expect to have negative cash flows from operations for most of 2003. We also expect increased sales and marketing expenses related to the promotion of FreeStyle, increased research and development expenses, as well as expenses for additional personnel and product enhancement efforts. Our future capital requirements will depend on a number of factors, including market acceptance of Freestyle, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to technology and the availability of other financing. Our capital expenditure for the three months ended March 31, 2003 was $2.4 million, and we believe that our capital expenditure for the next 9 months will remain in line with our 2002 expenditure. We believe that our current cash, cash equivalents and investment balances, together with the revenue to be derived from sales of Freestyle, will be sufficient to fund our operations until we become profitable. To the extent our capital resources are insufficient to meet our future capital requirements, we would need to raise additional capital or incur additional indebtedness to fund our operations. Additional equity or debt financing, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce our selling and marketing activities for Freestyle, delay, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. In the event that we do raise additional equity financing, investors will be further diluted.

In the event we incur additional indebtedness to fund our operations, we may have to grant the lender a security interest in our assets.

Inflation

The impact of inflation on our business has not been material to date.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the impact that the adoption of FIN 46 will have on our consolidated financial statements.

RISK FACTORS AFFECTING OPERATIONS AND FUTURE RESULTS

We have a history of net losses and variable quarterly results and may never achieve or maintain profitability.

We have incurred losses every year since 1997. We incurred losses of $43.6 million in 2000, $52.9 million in 2001, $29.2 million in 2002 and $8.5 million for the three months ended March 31, 2003. As of March 31, 2003, we had an accumulated deficit of approximately $153.3 million. We will need to continue to increase product revenues and reduce product costs to achieve profitability. We may be unable to do so, and therefore, may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. As a relatively new entrant to the blood glucose monitoring market that has been experiencing rapid growth, revenues can vary from quarter to quarter due to various factors, including:

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

We have limited experience in marketing and selling our products relative to other companies in the blood glucose self-monitoring market. We received regulatory clearance for our initial product in January 2000 and commenced commercial shipments in June 2000. Our products require a complex marketing and sales effort targeted at health care professionals, diabetes educators, people with diabetes, pharmacists and national retailers. We have significantly expanded our sales and marketing teams in 2001, 2002 and 2003. We face significant challenges and risks in training, managing and retaining these teams, including managing geographically dispersed efforts. In addition, we currently have only one distributor in most of Europe and one distributor in Japan. We are dependent upon the sales and marketing efforts of our third-party distributors in these large international markets. These distributors may not commit the necessary resources to effectively market and sell our products. Further, they may not be successful in selling our products. Recently, the Disetronic Group, the parent company of our European distributor, announced that its insulin pump business will be acquired by Roche Diagnostics, one of our competitors. While Disetronic Injections Systems AG, our European distributor, will continue to distribute our products and we have access to Disetronic’s insulin pump user base, we may not have the level of access that we enjoyed before the acquisition, and this could translate into decreased sales of our products. In addition, the recent amendment to the international distributor agreement with Disetronic lowered Disetronic Injections Systems AG’s annual minimum purchase obligations. Our financial condition would be harmed if our marketing and sales efforts are unsuccessful.

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

•

additional lines of products, and the ability to offer rebates or to offer higher discounts and incentives to gain a competitive advantage; and

•

greater resources for product development, sales and marketing, and patent litigation.

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

In September 2001, we received a letter from the exclusive licensee of an issued patent alleging that FreeStyle infringes the patent and requesting that we contact the licensee regarding sublicense opportunities. We have evaluated the patent and we are discussing a possible sublicense or cross-license with the licensee. In August 2002, we received a letter from the owner of an issued United States patent that states our FreeStyle Tracker System may infringe the patent. We are discussing a possible license or cross-license with that patent owner.

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

Our meters are manufactured in China, and we are subject to risks of international manufacturing operations and risks associated with SARS.

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

In addition, the recent outbreak of severe acute respiratory syndrome (SARS) may adversely impact our business and particularly Flextronics’ Freestyle meter manufacturing operations. The SARS outbreak has been most notable in Asia, in particular China. Flextronic’s manufacture of our Freestyle meters in China could suffer if its employees contract SARS or otherwise are unable to fulfill their responsibilities. In addition, our business could also be harmed if travel to or from China and the United States is restricted or inadvisable.

Any delay or disruption in the manufacture of our Freestyle meters, including delays or disruptions relating to these logistical and communication challenges, changes in the economic or political conditions in China or the recent outbreak of SARS, could delay or disrupt shipments of Freestyle meters to our customers. Shipment delays or disruptions could result in the loss of customers or the failure to acquire new customers, if they choose a competitor’s product because our product is not available. Such a disruption or delay would negatively affect our revenues. In addition, engaging an additional manufacturer or commencing Freestyle meter manufacturing obligations on an alternative line in a timely manner could impose increased costs that would negatively impact our gross margins.

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

The sales of a substantial number of shares of our common stock may adversely affect the market price for our common stock

Sales of a significant number of shares of our common stock in the public market or the market perception that these sales may occur, could negatively affect the market price for our common stock. As of May 1, 2003, we had 41,079,187 shares of common stock outstanding. All of these shares are available for sale. Also, many of our employees, consultants and directors may exercise their stock options in order to sell the stock underlying their options in the market under a registration statement we have filed with the SEC.

Our executive officers and directors and entities affiliated with them own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to investors’ interests.

Our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 23% of our common stock as of May 1, 2003. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated ownership. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our investors.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we translate foreign currencies into United States dollars for reporting purposes, exchange rates can have an impact on our financial results, although this impact is generally immaterial. We believe that our exposure to currency exchange risk is low because our Canadian and United Kingdom subsidiaries satisfy their financial obligations almost exclusively in their local currencies. As of March 31, 2003, we did not engage in foreign currency hedging activities.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. As of March 31, 2003, our cash, cash equivalents and available-for-sale securities consisted primarily of money market funds maintained at three major U.S. financial institutions. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short-term maturities. We do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments, but an increase in market rates could negatively impact the interest expense associated with a portion of our long-term debt. Substantially all of our long-term debt obligations have a fixed rate of interest.

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

ITEM 1

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

To date, we have spent a portion of the net proceeds as follows (i) approximately $7.8 million for the purchase of capital equipment, (ii) approximately $3.6 million to expand our facility in Alameda, California, (iii) approximately $21.6 million to sponsor free product samples and accelerate the hiring of additional sales representatives, (iv) approximately $4.7 million for research and development of enhanced FreeStyle products and our Continuous Glucose Monitoring System and (v) approximately $34.3 million for general working capital purposes. We are currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. Government obligations, with an average maturity of twelve months or less.

From January 1, 2003 through March 31, 2003, we did not issue any unregistered securities.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit Number	Description of Document

*3.1	Certificate of Incorporation of TheraSense, Inc., a Delaware corporation, as currently in effect

*3.2	Bylaws of TheraSense, Inc. as currently in effect

*4.1	Specimen Common Stock Certificate

**10.1	1997 Stock Plan, as amended, and forms of agreements thereunder

*10.2	2001 Stock Plan and forms of agreements thereunder

*10.3	2001 Employee Stock Purchase Plan and forms of agreement thereunder

*10.4	Form of Director and Executive Officer Indemnification Agreement

*10.5	Employment Letter from TheraSense, Inc. to W. Mark Lortz, dated as of October 6, 1997

†*10.6	Technology Purchase Agreement between TheraSense and E. Heller & Co. dated as of October 10, 2000

†*10.7	Cooperative Development Agreement between TheraSense, Inc. and Facet Technologies LLC (f/k/a Gainor Medical North America LLC), dated as of December 1, 1998

†*10.7(a)	First Amendment to Cooperative Development Agreement between TheraSense, Inc. and Facet Technologies LLC (f/k/a Gainor Medical North America LLC), effective June 1, 2001

†*10.7(b)	Master Purchase Agreement between TheraSense, Inc. and Facet Technologies LLC effective June 1, 2001

*10.8	Standard Industrial/Commercial Single-Tenant Lease between TheraSense, Inc. and PlyProperties, a Partnership, dated as of February 26, 1999, and addendum thereto

Exhibit Number	Description of Document

***10.8(a)	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease between TheraSense, Inc. and PlyProperties, a Partnership dated May 7, 2002

†*10.9	Master Purchase Agreement between TheraSense and Flextronics International USA, Inc., dated as of November 3, 1999

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

†*10.12	License Agreement between TheraSense, Inc. and Asulab SA., dated February 23, 2000

†*10.13	Warehouse Distribution Contract between TheraSense, Inc. and Livingston Healthcare Service, Inc., dated March 15, 2000

†****10.13(a)	October 23, 2002 amendment to Warehouse Distribution Contract between TheraSense, Inc. and UPS Supply Chain Management f/d/b/a Livingston Healthcare Service, Inc., dated March 15, 2000

†*10.14	International Distributor Agreement between TheraSense, Inc. and Nipro Corporation, dated April 1, 2001

†*10.15	International Distributor Agreement between TheraSense, Inc. and Disetronic Handels AG, dated September 13, 2000

†**10.15(a)	Amendment No. 1 to International Distributor Agreement between TheraSense, Inc. and Disetronic Handels AG, dated February 8, 2002

††*#10.15(b)	Amendment No. 2 to International Distributor Agreement between TheraSense, Inc. and Disetronic Handels AG, dated January 1, 2003

†*10.16	Management Services Agreement between TheraSense, Inc. and ICT Group, Inc., dated January 31, 2000

†*10.17	License Agreement between TheraSense, Inc. and Unilever PLC dated February 10, 2000

*10.18	Amended and Restated Investors Rights Agreement by and among holders of TheraSense Preferred Stock and TheraSense, Inc., dated January 23, 2001, as amended

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

*#

Incorporated by reference to the same exhibit filed with our Form 10-K for the year ended December 31, 2002.

†

Confidential treatment granted for portions of these exhibits.

††

Confidential treatment requested for portions of this exhibit.

(b)

Reports on Forms 8-K.

On February 26, 2003, we filed a report on Form 8-K under Item 5 disclosing that our Board of Directors adopted a Stockholders Rights Plan on February 25, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERASENSE, INC. (Registrant)
Date: May 14, 2003	/s/ CHARLES T. LIAMOS

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

Date: May 14, 2003
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

Date: May 14, 2003
/s/ CHARLES T. LIAMOS

Charles T. Liamos Chief Financial Officer