Form 10-Q
period 2003-06-30
THERASENSE INC
filed 2003-08-14
CIK 1073695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☒	No ☐

As of August 1, 2003, Registrant had outstanding 41,317,153 shares of Common Stock, $0.001 par value.

THERASENSE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THERASENSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Total revenues	$50,930	$59,227	$91,834	$92,506
Cost of revenues	22,494	34,428	41,608	52,836

Gross profit	28,436	24,799	50,226	39,670

Operating expenses:
Research and development	5,677	6,046	10,843	10,487
Selling, general and administrative	26,455	22,159	51,735	44,064

Total operating expenses	32,132	28,205	62,578	54,551

Loss from operations	(3,696)	(3,406)	(12,352)	(14,881)
Interest income, net	220	310	337	800

Net loss	$(3,476)	$(3,096)	$(12,015)	$(14,081)

Net loss per share, basic and diluted	$(0.08)	$(0.08)	$(0.29)	$(0.36)

Weighted-average shares used in computing net loss per share, basic and diluted	41,078	39,838	40,956	39,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERASENSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2003	December 31, 2002 (1)

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,313	$32,158
Available-for-sale investments	56,756	34,135
Accounts receivable, net	37,196	36,319
Inventories	14,442	21,060
Prepaid expenses and other current assets	3,540	6,358

Total current assets	126,247	130,030
Available-for-sale investments	7,769	11,217
Property and equipment, net	17,004	14,340
Other assets	4,699	5,216

Total assets	$155,719	$160,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,402	$17,034
Accrued liabilities	18,048	16,109
Deferred revenue	3,856	1,000
Current portion of long-term debt	908	5,149

Total current liabilities	33,214	39,292
Long-term debt, net of current	1,589	3,161
Deferred revenue	12,684	2,261
Other liabilities	—	500

Total liabilities	47,487	45,214

Stockholders’ equity:
Common stock	41	41
Additional paid-in capital	272,771	271,782
Notes receivable from stockholders	(8)	(156)
Deferred stock-based compensation, net	(8,084)	(11,642)
Accumulated other comprehensive income	279	316
Accumulated deficit	(156,767)	(144,752)

Total stockholders’ equity	108,232	115,589

Total liabilities and stockholders’ equity	$155,719	$160,803

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

THERASENSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(12,015)	$(14,081)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,102	1,372
Amortization of deferred stock-based compensation	2,761	3,107
Changes in operating assets and liabilities:
Accounts receivable	(877)	(14,726)
Inventories	6,618	(8,476)
Deferred cost of products sold	—	16,359
Prepaid expenses and other current assets	2,818	4,888
Other assets	517	(386)
Accounts payable	(6,632)	(2,351)
Accrued and other liabilities	1,439	(3,420)
Deferred revenue	13,279	(23,210)

Net cash provided by (used in) operating activities	10,010	(40,924)

Cash flows from investing activities:
Proceeds from maturities of investments	61,398	3,000
Purchases of investments	(80,796)	(49,612)
Purchases of property and equipment	(4,766)	(4,840)

Net cash used in investing activities	(24,164)	(51,452)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,786	3,263
Principal payments on lines of credit	(35,358)	—
Principal payments on long-term debt	(2,324)	(3,336)
Proceeds from lines of credit	31,870	1,658
Repayment of notes receivable from stockholders	147	26

Net cash provided by (used in) financing activities	(3,879)	1,611

Effect of foreign exchange rate changes on cash and cash equivalents	188	(26)

Net change in cash and cash equivalents	(17,845)	(90,791)
Cash and cash equivalents, beginning of period	32,158	143,187

Cash and cash equivalents, end of period	$14,313	$52,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERASENSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 –Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of TheraSense, Inc. and its subsidiaries (“TheraSense” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any future period. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K for the year ended December 31, 2002.

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

NOTE 3 - Recent Accounting Pronouncements:

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company believes that the adoption of EITF No. 00-21 will not have a material impact on its consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company does not expect the adoption of SFAS No. 150 to have a material impact upon its financial position, cash flows or results of operations.

NOTE 4 - Net Loss Per Share:

Basic net loss per share is computed by dividing net loss by the weighted-average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including options and warrants. Options, warrants and common stock subject to repurchase were not included in the computation of diluted net loss per share because the effect would be antidilutive.

THERASENSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Numerator:
Net loss	$(3,476)	$(3,096)	$(12,015)	$(14,081)

Denominator:
Weighted-average common stock outstanding	41,082	39,895	40,960	39,720
Less: Weighted-average shares subject to repurchase	(4)	(57)	(4)	(86)

Weighted-average shares used in computing basic and diluted net loss per share	41,078	39,838	40,956	39,634

The following outstanding options and common stock subject to repurchase were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	June 30,

	2003	2002

Options to purchase common stock	7,684	6,766
Common stock subject to repurchase	4	47

NOTE 5 - Inventories:

At June 30, 2003 and December 31, 2002, inventories consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$3,303	$5,059
Work-in-process	2,475	3,807
Finished goods	8,664	12,194

	$14,442	$21,060

NOTE 6 - Accrued product warranties:

The Company’s condensed consolidated financial statements include accruals for product warranty claims.  The Company provides a five-year warranty on its FreeStyle meters.  For proper matching of these costs in the period that revenues are recognized, an estimated warranty expense accrual rate is determined based on historical experience.  Such costs are accrued at the time revenue is recognized.  At June 30, 2003 and December 31, 2002, accrued product warranties totaled $1,787,590 and $1,931,935, respectively, and are included in “accrued liabilities” in the accompanying condensed consolidated balance sheets.

A tabular reconciliation of the changes in the Company’s product warranty liability for the six months ended June 30, 2003 is as follows (in thousands):

Balance at January 1, 2003	$1,932
Accruals for warranties issued during the period	690
Settlements made during the period	(834)

Balance at June 30, 2003	$1,788

THERASENSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 – Revolving Line of Credit Agreement:

In May 2002, the Company entered into a revolving line of credit agreement with a lending company, which was amended and restated in December 2002. Under the terms of the credit agreement, amounts the Company borrows from the lending company are repaid to the lending company directly by the Company’s accounts receivable debtors. Outstanding amounts owed to the lending company under the credit agreement are collateralized by all of the Company’s assets excluding the Company’s intellectual property assets. The maximum amount the Company may borrow from the lending company is based on its eligible accounts receivable and cannot exceed $15,000,000. All outstanding amounts bear interest at the prime rate plus 0.5%. The amended and restated credit agreement includes certain covenants requiring minimum liquidity and minimum net income over time. As of June 30, 2003, the Company was not in compliance with certain of these covenants. In August 2003, the Company and the lending company entered into an amendment to the amended and restated credit and security agreement that brought the Company into compliance with these covenants. As of June 30, 2003, there were no borrowings outstanding under the credit agreement.

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

During 1998, the Company entered into an equipment line of credit agreement with a lending company under which the Company could borrow up to $2,500,000 for equipment purchases prior to December 31, 1999. Prior to December 31, 1999, the Company borrowed a total of approximately $580,000 under this arrangement. During 1999, the Company entered into a subordinated debt agreement with this lending company under which the Company could borrow up to $5,000,000 for equipment purchases prior to July 7, 2000. The Company borrowed a total of $5,000,000 under this arrangement. In April 2003, the Company and the lending company entered into an agreement pursuant to which the Company paid $844,451 as a compromised and final payment of all amounts outstanding under these arrangements, and the Company took title to all of the equipment that had been leased pursuant to these arrangements. The gain recorded from the compromised and final payment is not significant. The gain is recorded on the “Interest income, net” line item of the Company’s condensed consolidated statement of operations.

NOTE 8 – Accounting for Stock-Based Compensation:

In December 2002, the FASB issued SFAS No. 148 (“SFAS No. 148”), “Accounting for Stock Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123”, which amends FASB Statement No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation”. SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting and effects of stock-based compensation on reported results. The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123, as amended by SFAS No. 148.

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method has been applied to all employee stock options outstanding as of the dates indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss as reported	$(3,476)	$(3,096)	$(12,015)	$(14,081)
Add: Stock-based employee compensation expense included in reported net loss	1,299	1,485	2,624	2,800
Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards	(5,398)	(4,243)	(8,147)	(7,110)

Pro forma net loss	$(7,575)	$(5,854)	$(17,538)	$(18,391)

Weighted average shares used in computing net loss per share, basic and diluted	41,078	39,838	40,956	39,634

Net loss per share, basic and diluted
As reported	$(0.08)	$(0.08)	$(0.29)	$(0.36)

Pro forma	$(0.18)	$(0.15)	$(0.43)	$(0.46)

THERASENSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for any future period.

Overview

We develop, manufacture and sell easy to use glucose self-monitoring systems that dramatically reduce the pain of testing for people with diabetes. We commenced commercial shipments in the United States of our first product, FreeStyle, in June 2000. We sell FreeStyle in the United States and Canada through national retailers and wholesalers, and directly to consumers over the telephone and through our website. Our European distributor commenced sales of FreeStyle in Germany and Sweden in May 2001 and commenced sales of FreeStyle in Finland, Austria, Norway, the Netherlands, Denmark, Switzerland, France, Italy and Belgium since that time.  Our Japanese distributor launched FreeStyle in Japan in February 2002.  We also sell FreeStyle in the United Kingdom through retailers and wholesalers.  Our sales of FreeStyle products in Canada and the United Kingdom are through a wholly-owned subsidiary in each country.

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

We have incurred significant operating losses and negative cash flows from operations since inception. We incurred net losses of $43.6 million in 2000, $52.9 million in 2001, $29.2 million in 2002 and $12.0 million for the six months ended June 30, 2003. As of June 30, 2003, we had an accumulated deficit of $156.8 million. We will need to continue to increase product revenues and reduce product costs to achieve profitability.

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

We have recorded deferred stock-based compensation in connection with stock option grants and sales of restricted stock to employees at exercise or sales prices below the deemed fair market value of our common stock. Deferred stock-based compensation for options granted to non-employees has been determined as the fair value of the equity instruments issued. Deferred stock-based compensation for options granted to non-employees is periodically remeasured as the underlying options vest. As of June 30, 2003 we have recorded aggregate deferred stock-based compensation of $24.3 million, of which $8.1 million remains and will be amortized to expense on a straight-line basis through 2005. This amount is being amortized over the respective vesting periods of these equity instruments, which is typically four years. Stock-based compensation expense has been allocated according to employees and their respective departments and by function for non-employees.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2002 that was filed with the Securities and Exchange Commission on March 27, 2003.  Our critical accounting policies and estimates have not materially changed since December 31, 2002.

Results of Operations

Non-GAAP financial information due to impact in 2002 of achieving ability to estimate product return rates.  Prior to the quarter ending June 30, 2002 we did not have a sufficient historical basis from which we could estimate product return rates.  Accordingly, we deferred recognition of revenue on products shipped to retailers and wholesalers until they were resold to end users and any rights of return had expired.  We estimated end user purchases based on data provided to us by third-party data providers.  Product shipments that were not recognized as revenue were recorded as deferred revenues on our condensed consolidated balance sheets.  The associated cost of these deferred revenues were recorded as deferred cost of products sold on our balance sheet.

Commencing with the quarter ending June 30, 2002 we achieved the ability to estimate product return rates.  This event caused a $20.4 million increase in total revenues for the second quarter of 2002 due to the recognition of previously deferred revenues.  There was a corresponding $4.2 million increase to our gross profit for the second quarter of 2002 and our gross margin for the period was adversely impacted because the deferred revenues were comprised primarily of lower margin system kits rather than test strips.  Similarly, our loss from operations was favorably impacted by the gross profit from the previously deferred revenue which mitigated the loss.

Due to the significance of the financial impact from achieving the ability to estimate product return rates in the second quarter of 2002, we have provided the non-GAAP financial information set forth in the tables below.  We believe this non-GAAP financial information is useful supplemental information which facilitates meaningful comparisons of operational performance for the fiscal 2002 periods that include this event, with prior and subsequent periods that do not include this event.  These non-GAAP measures are not in accordance with, or an alternative for, GAAP and may be different from non-GAAP measures used for other companies.

The following table sets forth, for the periods indicated, condensed consolidated statement of operations data in accordance with generally accepted accounting principals (“GAAP”) and on a non-GAAP basis adjusted to exclude the impact from achieving the ability to estimate product return rates and recognizing previously deferred revenues, costs and gross profit, in the second quarter of 2002.  Set forth between the columns showing GAAP and non-GAAP results is a column indicating the reconciliation to the GAAP results.

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002

	GAAP	Reconciliation	Non- GAAP	GAAP	Reconciliation	Non- GAAP

	(in thousands, except per share amounts) (unaudited)
Total revenues	$59,227	$20,387	$38,840	$92,506	$20,387	$72,119
Cost of revenues	34,428	16,192	18,236	52,836	16,192	36,644

Gross profit	24,799	4,195	20,604	39,670	4,195	35,475

Operating expenses:
Research and development	6,046	—	6,046	10,487	—	10,487
Selling, general and administrative	22,159	—	22,159	44,064	—	44,064

Total operating expenses	28,205	—	28,205	54,551	—	54,551

Income (loss) from operations	(3,406)	4,195	(7,601)	(14,881)	4,195	(19,076)
Interest income, net	310	—	310	800	—	800

Net income (loss)	$(3,096)	$4,195	$(7,291)	$(14,081)	$4,195	$(18,276)

Net loss per share, basic and diluted	$(0.08)	$0.10	$(0.18)	$(0.36)	$0.10	$(0.46)

Weighted-average shares used in computing net loss per share, basic and diluted.	39,838	39,838	39,838	39,634	39,634	39,364

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our condensed consolidated statement of operations in accordance with GAAP and on a non-GAAP basis adjusted to exclude the impact from achieving the ability to estimate product return rates and recognizing previously deferred revenues, costs and gross profit, in the second quarter of 2002.

+
	GAAP		NON-GAAP	GAAP		NON-GAAP

	Three Months Ended June 30		Three Months Ended June 30	Six Months Ended June 30		Six Months Ended June 30

	2003	2002	2002	2003	2002	2002

Revenues:
Total revenues	100%	100%	100%	100%	100%	100%

Cost of revenues	44.2	58.1	47.0	45.3	57.1	50.8

Gross profit	55.8	41.9	53.0	54.7	42.9	49.2

Operating expenses:
Research and development	11.2	10.2	15.6	11.8	11.3	14.5
Selling, general and administrative	51.9	37.4	57.0	56.4	47.7	61.1

Total operating expenses	63.1	47.6	72.6	68.2	59.0	75.6

Loss from operations	(7.3)	(5.7)	(19.6)	(13.5)	(16.1)	(26.4)
Interest income, net	0.5	0.5	0.8	0.4	0.9	1.1

Net loss	(6.8)%	(5.2)%	(18.8)%	(13.1)%	(15.2)%	(25.3)%

Three Months Ended June 30, 2003 and 2002

Revenues.  Total GAAP revenues were $50.9 million for the three months ended June 30, 2003 as compared to GAAP revenues of  $59.2 million for the comparable period of 2002.  Non-GAAP revenues, as shown in the table above, were $38.8 million for the second quarter of 2002.  The increase in the 2003 GAAP total revenues over the non-GAAP revenues for the comparable period of 2002 was 31%.  The increase was due primarily to greater sales of FreeStyle System kits and Freestyle test strips.  During the three months ended June 30, 2003, we recognized revenues of $0.6 million relating to the $15.0 million payment we received from the Disetronic Group in January 2003 in connection with the amendment of our international distributor agreement.  The balance of the $15.0 million payment is reflected in the current and long-term deferred revenue line items of our consolidated balance sheet.  Four of our customers, Walgreens, Cardinal, Disetronic, and McKesson, individually accounted for more than 10% and collectively 44% of our revenues for the three months ended June 30, 2003. Two of our customers, Cardinal and Nipro Corporation, individually accounted for more than 10% and collectively 24% of our total GAAP revenues for the three months ended June 30, 2002.

Cost of revenues. GAAP cost of revenues were $22.5 million for the three months ended June 30, 2003 as compared to GAAP cost of revenues of $34.4 million for the comparable period of 2002.  Non-GAAP costs of revenues, as shown in the table above, were $18.2 million for the comparable period of 2002.  The increase in the 2003 GAAP cost of revenues over the non-GAAP cost of revenues for the comparable period of 2002 was 23%.  This increase is attributable to higher revenues versus the non-GAAP cost of revenues for the comparable period in 2002. Amortization of deferred stock-based compensation reported in cost of revenues for the three months ended June 30, 2003 was $0.1 million, as compared to $0.2 million for the three months ended June 30, 2002.

Gross profit. GAAP gross profit increased to $28.4 million for the three months ended June 30, 2003 from GAAP gross profit of $24.8 million for the comparable period of 2002.  Non-GAAP gross profit, as shown in the table above, for the comparable period of 2002 was $20.6 million.  The increase in the 2003 GAAP gross profit over the non-GAAP gross profit for the comparable period of 2002 was $7.8 million or 38%.  The GAAP gross margin for the three months ended June 30, 2002 was 42% and the non-GAAP gross margin for the three months ended June 30, 2002 was 53%.  The GAAP gross margin for this 2002 period was lower than the non-GAAP gross margin for the same period primarily because the GAAP gross margin included the recognition of previously deferred revenues from sales of lower margin system kits.  Our GAAP gross margin for the three months ended June 30, 2003 improved to 56%. Our improved GAAP gross margin and gross profit for the 2003 period resulted from test strip revenue composing a greater proportion of total revenue, a greater proportion of our product sales being made to retailers and wholesalers in the United States, fixed costs being spread over larger sales volumes and reduced test strip and system kit manufacturing costs. Our 2003 period GAAP gross margin was favorably impacted by the recognition of the $0.6 million of revenue during the period from the $15.0 million payment we received from the Disetronic Group.

Research and development expenses.  Research and development expenses decreased to $5.7 million for the three months ended June 30, 2003 from $6.0 million for the three months ended June 30, 2002, representing a decrease of $0.3 million, or 5%. This decrease was primarily attributable to reduced product development spending in the quarter partially offset by increases in personnel related expenses. Product development expenses were greater during the comparable period of 2002 due to in part to the development of our FreeStyle Tracker Diabetes Management System, our FreeStyle CoPilot Web-Based Data Management System and clinical trials for Navigator, our continuous glucose monitoring system. Amortization of deferred stock-based compensation was $0.3 million for both three month periods ended June 30, 2003 and 2002. We expect research and development spending to increase in absolute dollars over the next several years as we expand our research and development activities to support our current and future products, including Navigator, our continuous glucose monitoring system.  As a percentage of revenues, we expect research and development spending to decrease over the next several years.  We anticipate the research and development expenses will be in the range of 9% – 11% of revenues for the next few quarters.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased to $26.5 million for the three months ended June 30, 2003 from $22.2 million for the three months ended June 30, 2002, representing an increase of $4.3 million, or 19%. This increase was primarily attributable to advertising, promotional and marketing expenses in the United States and expenses associated with our international sales subsidiaries in the three months ended June 30, 2003. We did not incur any expenses related to our sales subsidiary in the United Kingdom in the comparable period of 2002.  Amortization of deferred stock-based compensation was $1.0 million for the three month period ended June 30, 2003 and $1.1 million for the three month period ended June 30, 2002. We expect our selling, general and administrative expenses to remain at approximately the same absolute dollar level for the next two quarters as the quarter ended June 30, 2003.

Interest income, net. Net interest income decreased to $0.2 million for the three months ended June 30, 2003 from $0.3 million for the three months ended June 30, 2002.  This decrease was primarily attributable to lower cash, cash equivalents, and investment balances, as we used cash in our operations.  Cash, cash equivalents, and investments at June 30, 2003 were $78.8 million compared to $103.1 million at June 30, 2002.

Six Months Ended June 30, 2003 and 2002

Revenues. Total GAAP revenues were $91.8 million for the six months ended June 30, 2003 as compared to GAAP revenues of $92.5 million for the comparable period in 2002.  Non-GAAP total revenues, as shown in the table above, for the six-month period ended June 30, 2002 were $72.1 million.  The increase in the GAAP total revenues for the six-month 2003 period over the non-GAAP total revenues for the comparable period of 2002 was 27%.  This increase is primarily due to greater sales of FreeStyle test strips and Freestyle system kits.  Three of our customers, Walgreens, Disetronic, and McKesson, individually accounted for more than 10% and collectively accounted for 33% of our total revenues from shipments in the six months ended June 30, 2003. One of our customers, Nipro Corporation, accounted for more than 10% of our total GAAP revenues from shipments in the six months ended June 30, 2002.

Cost of revenues. GAAP cost of revenues were $41.6 million for the six months ended June 30, 2003 as compared to GAAP cost of revenues of $52.8 million for the comparable period of 2002.  Non-GAAP cost of revenues, as shown in the table above, for the six-month period ended June 30, 2002 was $36.6 million.  The increase in GAAP cost of revenues for the 2003 period over the non-GAAP cost of revenues for the comparable period of 2002 was $5.0 million or 14%.  This increase is due to higher 2003 period GAAP revenues versus the non-GAAP revenues for the comparable period of 2002.  Amortization of deferred stock-based compensation expense reported in cost of revenues for the six months ended June 30, 2003 was $0.2 million as compared to $0.4 million for the comparable period of 2002.

Gross profit.  GAAP gross profit was $50.2 million for the six months ended June 30, 2003 as compared to GAAP gross profit of $39.7 million for the comparable period of 2002.  Non-GAAP gross profit, as shown in the table above, for the six-month period ended June 30, 2002 was $35.5 million.  The increase in GAAP gross profit for the 2003 period over the non-GAAP gross profit for the comparable period of 2002 was 42%.  The GAAP gross margin for the six months ended June 30, 2002 was 43% and the non-GAAP gross margin for the six months ended June 30, 2002 was 49%.  The GAAP gross margin for this 2002 period was lower than the non-GAAP gross margin for the same period primarily because the GAAP gross margin included the recognition of previously deferred revenues from sales of lower margin system kits.  The GAAP gross margin for the six months ended June 30, 2003 was 55%. The improved gross margin and gross profit for the 2003 period resulted from test strip revenue composing a greater proportion of total revenue, fixed costs being spread over larger sales volumes, and reduced test strip and system kit manufacturing costs.

Research and development expenses.Research and development expenses were $10.8 million for the six months ended June 30, 2003 as compared to $10.5 million for the comparable period of 2002.  This represents an increase of  3%.  The increase is primarily attributable to increased spending on the hiring of additional personnel and personnel-related expenses partially offset by lower product development costs. Product development expenses were greater during the comparable period of 2002 due to in part to the development of our Freestyle Tracker Diabetes

Management System, our FreeStyle CoPilot Web-Based Data Management System and clinical trials for Navigator, our continuous glucose monitoring system. Amortization of deferred stock-based compensation was $0.6 million for both six month periods ended June 30, 2003 and 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses were $51.7 million for the six months ended June 30, 2003 as compared to $44.1 million for the comparable period of 2002.  This represents an increase of $7.6 million, or 17%.  This increase was primarily attributable to advertising, promotional and marketing activity in the United States and expenses associated with our international sales subsidiaries in the six months ended June 30, 2003.  We did not incur any expenses related to our sales subsidiary in the United Kingdom during the comparable period of 2002. Amortization of deferred stock-based compensation was $2.0 million for the six months ended June 30, 2003, as compared to $2.1 million in the same prior year period.

Interest income, net. Net interest income decreased to $0.3 million for the six months ended June 30, 2003 from $0.8 million for the six months ended June 30, 2002.  This decrease was primarily attributable to lower cash, cash equivalents, and investment balances as we used cash in our operations, compared to the comparable period’s higher cash, cash equivalents, and investment balances resulting from the net proceeds of our initial public offering in October 2001.

Liquidity and Capital Resources

On October 17, 2001, we consummated our initial public offering of common stock in which we received net proceeds of $120.9 million.  Previously, we had financed our operations primarily through private placements of convertible preferred stock resulting in net proceeds of $119.2 million. We have also financed our operations through equipment financing arrangements and capital leases with $2.5 million in principal outstanding at June 30, 2003.

As of June 30, 2003, our principal debt arrangements included a $2.0 million senior loan and security agreement with a lending company at an effective interest rate of 13.1% per annum (inclusive of amortization of the fair value of warrants issued) and a $3.0 million equipment line of credit at an interest rate of 7.28% with a lending company.

In April 2003, we entered into an agreement with one of our lenders pursuant to which we paid $844,451 to the lending company as a compromised and final payment of all amounts outstanding under this arrangement, and we took title to all of the equipment that had been leased pursuant to this arrangement.

In March 2002, we entered into an arrangement to finance the purchase of certain equipment we use to manufacture our Freestyle test strips with our supplier of test strip packaging vials.  The purchase price of the equipment was approximately $1.6 million.  From March 2002 to June 2003, we paid down the equipment purchase price to the supplier through a portion of the purchase price for each packaging vial purchased from the supplier.  In April 2003, we paid the remaining purchase price of approximately $1.5 million for the equipment to the supplier and took title to the equipment.

In May 2002, we entered into a revolving line of credit agreement with a lending company, which was amended and restated in December 2002.  Under the terms of the credit agreement, amounts we borrow from the lending company are repaid to the lending company directly by our accounts receivable debtors.  Outstanding amounts owed to the lending company under the credit agreement are collateralized by all of our assets excluding our intellectual property assets.  The maximum amount we may borrow from the lending company is based on our eligible accounts receivable and cannot exceed $15.0 million.  All outstanding amounts bear interest at the prime rate plus 0.5%.  The amended and restated credit agreement includes certain covenants requiring minimum liquidity and minimum net income over time.  As of June 30, 2003, we were not in compliance with certain of these covenants.  In August 2003, we entered into an amendment to the amended and restated credit and security agreement with the lending company that brought us into compliance with these covenants.  As of June 30, 2003, there were no borrowings outstanding under the credit agreement.

In January 2003, we received a $15.0 million payment from Disetronic, our European distributor, pursuant to the amendment of our international distributor agreement. We are recognizing this payment as revenue over the term of the international distributor agreement, which expires in December 2006, if not terminated earlier.   In the six months ended June 30, 2003, we recognized revenue of $1.2 million from this payment.

As of June 30, 2003, we had cash, cash equivalents and investments of $78.8 million.

Cash provided by or used in operating activities.  Net cash provided by operating activities was approximately $10.0 million for the six months ended June 30, 2003. This was largely due to the $15.0 million payment from

Disetronic, our European distributor in January 2003 pursuant to the amendment of our international distributor agreement in January 2003.  In addition, decreases in inventories of $6.6 million and in prepaid expenses and other current assets of $2.8 million were offset by increases in accounts receivable of $0.9 million, and a reduction of accounts payable of $6.6 million.  Inventories decreased as we sold the inventory manufactured in the quarter ended December 31, 2002.  Accounts receivable increased due primarily to higher revenues.  The decrease in accounts payable is due primarily to lower purchase prices we pay for our system kits.  We do not expect to have positive cash flow from operating activities for the quarter ending September 30, 2003, as we will make royalty payments to our third-party licensors pursuant to our technology license agreements. For the six months ended June 30, 2002, cash used in operations was $40.9 million. The difference between our net loss and our net cash used in operating activities reflected increases in accounts receivable of $14.7 million and increases in inventories of $8.5 million as well as decreases in accounts payable and accrued liabilities of $5.8 million.  The increase in accounts receivable principally related to the growth in revenues for the six months ended June 30, 2002.  The increase in inventories during the six months ended June 30, 2002 occurred to support planned revenue growth for upcoming quarters, including international expansion into Canada via our wholly-owned subsidiary.  The decrease in accounts payable reflected a return to a more normalized balance, based on current business operations, from a balance at December 31, 2001 that was substantially higher than previous levels.  Accrued liabilities decreased as we paid royalties and bonuses that were accrued at the end of 2001.

Cash used in investing activities. Net cash used in investing activities was approximately $24.2 million and $51.5 million for the six month periods ended June 30, 2003 and 2002, respectively. For the period ended June 30, 2003, investing activities consisted of capital expenditures of $4.8 million, mainly for the new building, and purchases of investments, net of $19.4 million.  For the six-month period ended June 30, 2002, some of the proceeds used in investing activities consisted of capital expenditures of $4.8 million for manufacturing equipment used in the production of our disposable test strips, as we increased production capacity to meet planned growth and by purchases of investments, net of $46.6 million, as some of the proceeds from the initial public offering in October 2001 were invested in corporate bonds, municipal securities, and governmental securities.

Cash provided by or used in financing activities. Net cash used in financing activities for the six months ended June 30, 2003 of $3.9 million was primarily attributable to net principal payments on long-term debt and lines of credit of $5.8 million offset by $1.8 million from proceeds from the exercise of stock options, and from the repayment of notes receivable from stockholders of $0.1 million.  Net cash provided by financing activities for the six months ended June 30, 2002 of $1.6 million was from the $3.3 million proceeds from the exercise of stock options offset by $1.7 million net principal payments on long-term debt.

We expect to have negative cash flows from operations for the third quarter of 2003. We also expect increased sales and marketing expenses related to the promotion of FreeStyle, increased research and development expenses, as well as expenses for additional personnel and product enhancement efforts. Our future capital requirements will depend on a number of factors, including market acceptance of FreeStyle, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to technology and the availability of other financing. Our capital expenditures for the six months ended June 30, 2003 were $4.8 million, and we believe that our capital expenditure for the next six months will be in line with the first six months of 2003.  We believe that our current cash, cash equivalents and investment balances, together with the revenue to be derived from sales of FreeStyle, will be sufficient to fund our operations until we become profitable. To the extent our capital resources are insufficient to meet our future capital requirements, we would need to raise additional capital or incur additional indebtedness to fund our operations. Additional equity or debt financing, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce our selling and marketing activities for FreeStyle, delay, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. In the event that we do raise additional equity financing, investors will be further diluted. In the event we incur additional indebtedness to fund our operations, we may have to grant the lender a security interest in our assets.

Inflation

The impact of inflation on our business has not been material to date.

Recently Issued Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after

June 15, 2003.  We believe that the adoption of EITF No. 00-21 will not have a material impact on our financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  We do not expect the adoption of SFAS No. 150 to have a material impact upon our financial position, cash flows or results of operations.

RISK FACTORS AFFECTING OPERATIONS AND FUTURE RESULTS

We have a history of net losses and variable quarterly results and may never achieve or maintain profitability.

We have incurred losses every year since 1997. We incurred losses of $43.6 million in 2000, $52.9 million in 2001, $29.2 million in 2002 and $12.0 million for the six months ended June 30, 2003.  As of June 30, 2003, we had an accumulated deficit of approximately $156.8 million.  We will need to continue to increase product revenues and reduce product costs to achieve profitability. We may be unable to do so, and therefore, may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.  As a relatively new entrant to the blood glucose monitoring market that has been experiencing rapid growth, revenues can vary from quarter to quarter due to various factors, including:

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

We expect to derive substantially all of our future revenue from sales of FreeStyle and this product could fail to generate increased revenues.

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

Furthermore, FreeStyle may not encourage significantly more active testing, and participants in the glucose self-monitoring market may gravitate toward more established brands. If we are unable to successfully market and sell our FreeStyle products, we may not be able to generate increased revenues or achieve profitability because we do not have alternative products.

In addition, to encourage market acceptance of our products, we currently distribute the FreeStyle System kit at a financial loss through samples, discounts and rebates. In order to generate sufficient revenues in the future, we will therefore have to rely on recurring revenue from the repeated purchase of our FreeStyle test strips. If FreeStyle does not gain sufficient market share to generate increased recurring revenue from the sale of our test strips, we may not achieve profitability.

We have less sales and marketing experience relative to other companies in the blood glucose self-monitoring market and any failure to expand sales of FreeStyle will negatively impact future revenues.

We have less experience in marketing and selling our products relative to other companies in the blood glucose self-monitoring market. We received regulatory clearance for our initial product in January 2000 and commenced commercial shipments in June 2000. Our products require a complex marketing and sales effort targeted at health care professionals, diabetes educators, people with diabetes, pharmacists, national retailers and managed care plans. We have significantly expanded our sales and marketing teams in 2001, 2002 and 2003.  We face significant challenges and risks in training, managing and retaining these teams, including managing geographically dispersed efforts. In addition, we currently have only one distributor in most of Europe and one distributor in Japan.  We are dependent upon the sales and marketing efforts of our third-party distributors in these large international markets. These distributors may not commit the necessary resources to effectively market and sell our products. Further, they may not be successful in selling our products. Recently, the Disetronic Group, the parent company of our European distributor, announced that its insulin pump business was acquired by Roche Diagnostics, one of our competitors.  While Disetronic Injections Systems AG, our European distributor, will continue to distribute our products, we may not have the level of access and we have access to Disetronic’s (now Roche Diagnostics’) insulin pump user base that we enjoyed before the acquisition, and this could translate into decreased sales of our products.  In addition, the recent amendment to the international distributor agreement with Disetronic lowered Disetronic Injections Systems AG’s annual minimum purchase obligations.  Our financial condition would be harmed if our marketing and sales efforts are unsuccessful.

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

The medical technology industry has in the past been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. In addition, major medical device companies have used litigation against emerging growth companies as a means of gaining a competitive advantage. Medtronic, Inc., a large medical device company, has recently filed a lawsuit against Deltec, Inc., alleging that Deltec’s Cozmo insulin pump infringes certain Medtronic patents. The CozMore Insulin Technology System is a product we are developing with Deltec that permits the electronic transmission of a blood glucose reading taken using our FreeStyle blood glucose monitoring technology to the Cozmo pump. If Deltec were found to infringe the Medtronic patents, it would have to obtain a license or redesign its Cozmo insulin pump to avoid infringing Medtronic’s patents, which could delay the launch of the CozMore system or possibly reduce its features. We are not a named party in this lawsuit.

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

We rely on licenses to use various technologies that are material to our business. We do not own the patents that underlie these licenses. The licenses from Asulab, SA and Inverness Medical Innovations, Inc. grant us the right under specific patents to make and sell diagnostic devices for diabetes monitoring that contain the inventions claimed in the licensed patents. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to our licensors abiding by the terms of those licenses. In addition, we often do not control the prosecution of the patents to which we hold licenses or the strategy for determining when such patents should be enforced. As a result, we are largely dependent upon our licensors to determine the appropriate strategy for prosecuting and enforcing those patents.

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

We are currently developing additional enhancements for FreeStyle.  We are also developing new products such as Freestyle Flash, our new in vitro blood glucose monitoring system, the CozMore Insulin Technology System, a product we are developing with Deltec, Inc. that permits the electronic transmission of a blood glucose reading taken using our Freestyle blood glucose monitoring technology to Deltec's Cozmo pump, and Navigator, our continuous glucose monitoring system. Marketing of these products will require FDA and other regulatory clearances and approvals. We experienced some delays in the clinical trials conducted to support the approval of Navigator due to problems with the electronics portion of the system. Development of Navigator and other products will require additional research and development expenditures. We may not be successful in developing, marketing or manufacturing these new products.

In addition, several of our competitors are in various stages of development of products similar to Navigator, and the FDA has approved two of these products for adjunctive use with in vitro blood glucose monitoring systems. If any of our competitors succeeds in developing a continuous glucose monitor that is approved for marketing as a replacement for in vitro blood glucose monitoring, this would negatively affect our future revenues.

Similarly, several of our competitors and some new market entrants are developing products that have small sample size requirements and the ability to test on the fingertip and other body sites.  Becton, Dickinson and Company, for instance, recently launched a blood glucose monitoring system that claims the same sample size requirement as Freestyle  This competitor also recently received 510(k) clearance from the FDA for a system similar to the CozMore system.  This system incorporates an insulin pump from Medtronic, Inc., the leading provider of such pumps.  The successful development and introduction of such products by competitors or new entrants would reduce the product benefits of our Freestyle products versus the competition and could adversely impact future revenues.

If we fail to obtain or maintain necessary FDA clearances or approvals for products, or if approvals are delayed, we will be unable to commercially distribute and market our products in the United States.

Our products are medical devices that are subject to extensive regulation in the United States and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process usually takes from four to twelve months from the date the application is complete, but may take longer. Although we have obtained 510(k) clearance for our initial product, Freestyle, our 510(k) clearance can be revoked if safety or effectiveness problems develop. The premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is complete or even longer. However, achieving a completed application is a process that may take numerous clinical trials and require the filing of amendments over time. Therefore, even if a product is successfully developed, it may not be commercially available for a number of years.  Navigator, our continuous glucose monitoring system under development, will require premarket approval. We experienced some delays in the clinical trials conducted to support the approval of  Navigator due to problems with the electronics portion of the system. We may not be able to obtain additional clearances or approvals for Navigator or other products in a timely fashion, or at all. Delays in obtaining clearance or approval could adversely affect our revenues and profitability.

Modification to our marketed devices may require new 510(k) clearances or premarket approvals. Any modification to an FDA cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new FDA 510(k) clearance or possibly premarket approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA can review any such decision and potentially require us to cease marketing or recall the modified devices until these clearances are obtained.

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

Our manufacturing processes for our FreeStyle test strips, as well as the manufacturing processes utilized by our suppliers of FreeStyle meters, lancing devices, lancets and control solution, are required to comply with the FDA’s Quality System Regulation, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the Quality System Regulation through unannounced inspections.  The manufacturing lines for our FreeStyle meters at Flextronics International Ltd. in China have not been inspected to date.If we or one of our suppliers fail a Quality System Regulation inspection, our operations could be disrupted and our manufacturing delayed. If we fail to take adequate corrective action in response to any FDA observations, we could face various enforcement actions, which could include a shut-down of our manufacturing operations and a recall of our products, which would harm our reputation and cause our product sales and profitability to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements.

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

Our return policy allows end users in the United States and Canada to return FreeStyle System kits to us for any reason for a full refund within 30 days of purchase. In addition, our FreeStyle System kits and FreeStyle test strips currently have an 18 month shelf life.  Retailers and wholesalers in the United States and Canada can return these products to us in accordance with our returned goods policy within six months after this expiration date. We have established reserves for the liability associated with product returns.  However, unforeseen returns from retailers, wholesalers or end users could adversely affect our operating results.

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

We may not be successful in securing managed care contracts.

Many people with diabetes obtain reimbursement for their purchase of glucose self-monitoring devices and test strips through managed care organizations.  Accordingly, entering into reimbursement arrangements with managed care organizations is important to our business, and we are actively seeking these arrangements.  If we are not successful in securing reimbursement for our products from managed care organizations that cover a significant number of insured lives, we may have difficulty growing our business and retaining our customers.  Some managed care organizations leverage their buying power and limit the number of products that they reimburse at preferred rates, and in order to obtain reimbursement arrangements we often agree to a net sales price lower than the net sales price we charge in other sales channels.

We may have difficulty managing our growth.

We have experienced significant growth in the scope of our operations and the number of our employees.  We expect this growth to continue though at reduced rates.  This growth may continue to place a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent development projects and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of new products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth and new product introduction, our business, financial condition and results of operations will be adversely affected.

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

Our ability to provide quality customer service to our customers, health care professionals and educators is critical. To effectively compete, we must build strong brand awareness among our customers, much of which is based upon personal referrals. In order to gain these referrals, we must provide customer service representatives who are able and available to provide our customers with answers to questions regarding our products. This will require us to continue to build and maintain customer service operations, for which we currently rely on a single third-party provider. We will require increased staff at our third-party provider to further support growth in new customers. Any failures or disruption to our customer services operations, or the termination of our contract with our only third-party provider, could cause us to lose customers.

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

In addition, the recent outbreak of severe acute respiratory syndrome (SARS) may adversely impact our business and particularly Flextronics’ Freestyle meter manufacturing operations. The SARS outbreak has been most notable in Asia, in particular China. Flextronics’ manufacture of our Freestyle meters in China could suffer if its employees contract SARS or otherwise are unable to fulfill their responsibilities. In addition, our business could also be harmed if travel to or from China and the United States is restricted or inadvisable.

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

The sales of a substantial number of shares of our common stock may adversely affect the market price for our common stock

Sales of a significant number of shares of our common stock in the public market or the market perception that these sales may occur, could negatively affect the market price for our common stock. As of August 1, 2003, we had 41,317,153 shares of common stock outstanding.  All of these shares are available for sale.  Also, many of our employees, consultants and directors may exercise their stock options in order to sell the stock underlying their options in the market under a registration statement we have filed with the SEC.

Our executive officers and directors and entities affiliated with them own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to investors’ interests.

Our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 22% of our common stock as of August 1, 2003. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated ownership. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we translate foreign currencies into United States dollars for reporting purposes, exchange rates can have an impact on our financial results, although this impact is generally immaterial. We believe that our exposure to currency exchange risk is low because our Canadian and United Kingdom subsidiaries satisfy their financial obligations almost exclusively in their local currencies. As of June 30, 2003, we did not engage in foreign currency hedging activities.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. As of June 30, 2003, our cash, cash equivalents and available-for-sale securities consisted primarily of money market funds maintained at three major U.S. financial institutions. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short-term maturities. We do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments, but an increase in market rates could negatively impact the interest expense associated with a portion of our long-term debt. Substantially all of our long-term debt obligations have a fixed rate of interest.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this report, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)

Changes in internal controls over financial reporting.  There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2003 or to our knowledge, in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

To date, we have spent a portion of the net proceeds as follows (i) approximately $8.0 million for the purchase of capital equipment, (ii) approximately $3.6 million to expand our facility in Alameda, California, (iii) approximately $24.6 million to sponsor free product samples and accelerate the hiring of additional sales representatives, (iv) approximately $5.2 million for research and development of enhanced FreeStyle products and our Continuous Glucose Monitoring System and (v) approximately $38.4 million for general working capital purposes.  We are currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. Government obligations, with an average maturity of twelve months or less.

From January 1, 2003 through June 30, 2003, we did not issue any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 9, 2003, the following proposals were adopted by the margins indicated below.  There were 40,872,514 shares of Common Stock entitled to vote at the Annual Meeting of Stockholders and a total of 35,716,911 shares were represented at the Annual Meeting of Stockholders.

1.

To elect Ross A. Jaffe, M.D., Jonathan T. Lord, M.D. and W. Mark Lortz as our Class II directors, each to serve until the 2006 Annual Meeting or until their respective successors have been elected or appointed.

	Number of Shares

Name of Director	Yes	No	Abstain

Ross A. Jaffe, M.D.	34,982,904	—	734,007
Jonathan T. Lord, M.D.	35,321,254	—	395,657
W. Mark Lortz	35,249,953	—	466,958

2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2003.

Number of Shares

Yes	35,485,924
No	222,060
Abstain	8,927
Broker Non-Vote	—

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number		Description of Document

	*3.1	Certificate of Incorporation of TheraSense, Inc., a Delaware corporation, as currently in effect
	*3.2	Bylaws of TheraSense, Inc. as currently in effect
	*4.1	Specimen Common Stock Certificate
**	10.1	1997 Stock Plan, as amended, and forms of agreements thereunder
*	10.2	2001 Stock Plan and forms of agreements thereunder
*	10.3	2001 Employee Stock Purchase Plan and forms of agreement thereunder
*	10.4	Form of Director and Executive Officer Indemnification Agreement
*	10.5	Employment Letter from TheraSense, Inc. to W. Mark Lortz, dated as of October 6, 1997
†*	10.6	Technology Purchase Agreement between TheraSense and E. Heller & Co. dated as of October 10, 2000
†*	10.7	Cooperative Development Agreement between TheraSense, Inc. and Facet Technologies LLC (f/k/a Gainor Medical North America LLC), dated as of December 1, 1998
†*	10.7(a)	First Amendment to Cooperative Development Agreement between TheraSense, Inc. and Facet Technologies LLC (f/k/a Gainor Medical North America LLC), effective June 1, 2001
†*	10.7(b)	Master Purchase Agreement between TheraSense, Inc. and Facet Technologies LLC effective June 1, 2001
*	10.8	Standard Industrial/Commercial Single-Tenant Lease between TheraSense, Inc. and PlyProperties, a Partnership, dated as of February 26, 1999, and addendum thereto
***	10.8(a)	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease between TheraSense, Inc. and PlyProperties, a Partnership dated May 7, 2002
†*	10.9	Master Purchase Agreement between TheraSense and Flextronics International USA, Inc., dated as of November 3, 1999
†*	10.10

Assignment of Patent Rights and Technology by and among Board of Regents of the University of Texas System, an agency of the State of Texas, Dr. Adam Heller, E. Heller & Company and TheraSense Inc. dated August 1, 1991

†*	10.11

First Amendment, dated March 19, 1998, to the Agreement entitled Assignment of Patent Rights and Technology by and among Board of Regents of the University of Texas System, an agency of the State of Texas, Dr. Adam Heller, E. Heller & Company and TheraSense Inc. dated August 1, 1991

†*	10.12	License Agreement between TheraSense, Inc. and Asulab SA., dated February 23, 2000
†*	10.13	Warehouse Distribution Contract between TheraSense, Inc. and Livingston Healthcare Service, Inc., dated March 15, 2000
†****	10.13(a)	October 23, 2002 amendment to Warehouse Distribution Contract between TheraSense, Inc. and UPS Supply Chain Management f/d/b/a Livingston Healthcare Service, Inc., dated March 15, 2000
†*	10.14	International Distributor Agreement between TheraSense, Inc. and Nipro Corporation, dated April 1, 2001
†*	10.15	International Distributor Agreement between TheraSense, Inc. and Disetronic Handels AG, dated September 13, 2000
†**	10.15(a)	Amendment No. 1 to International Distributor Agreement between TheraSense, Inc. and Disetronic Handels AG, dated February 8, 2002
††*#	10.15(b)	Amendment No. 2 to International Distributor Agreement between TheraSense, Inc. and Disetronic Handels AG, dated January 1, 2003
†*	10.16	Management Services Agreement between TheraSense, Inc. and ICT Group, Inc., dated January 31, 2000
†*	10.17	License Agreement between TheraSense, Inc. and Unilever PLC dated February 10, 2000
*	10.18	Amended and Restated Investors Rights Agreement by and among holders of TheraSense Preferred Stock and TheraSense, Inc., dated January 23, 2001, as amended
*	10.19

First Amendment to the Agreement Entitled Sponsored Research Agreement No. UTA 98-0296 entered into as of October 10, 2000, by and between TheraSense, Inc. and the Board of Regents of the University of Texas System on behalf of the University of Texas at Austin

*	10.20	Form of Change of Control Agreement between TheraSense, Inc. and each Vice President of TheraSense, Inc.
*****	10.21

Rights Agreement dated as of March 7, 2003 between TheraSense, Inc. and Computershare Investor Services, as Rights Agent, which includes the Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate s Exhibit C.

	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description of Document

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*		Incorporated by reference to the same exhibit filed with our Registration Statement on Form S-1 (Registration No. 333-64456), which was declared effective on October 11, 2001.

**		Incorporated by reference to the same exhibit filed with our Form 10-K for the year ended December 31, 2001.

***		Incorporated by reference to the same exhibit filed with our Form 10-Q for the period ended June 30, 2002.

****		Incorporated by reference to the same exhibit filed with our Form 10-Q for the period ended September 30, 2002.

*****		Incorporated by reference to the same exhibit filed with our Registration Statement on Form 8-A, which was declared effective on March 11, 2003.

*#		Incorporated by reference to the same exhibit filed with our Form 10-K for the year ended December 31, 2002.

†		Confidential treatment granted for portions of these exhibits.

††		Confidential treatment requested for portions of this exhibit.

(b)   Reports on Forms 8-K.

On April 23, 2003, we furnished a report on Form 8-K under Item 12 disclosing that we announced our financial results for the quarter ended March 31, 2003 and attaching the corresponding press release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERASENSE, INC.
(Registrant)

Date: August 11, 2003
/s/ CHARLES T. LIAMOS

Charles T. Liamos Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)