Form 10-Q
period 2003-09-30
THERASENSE INC
filed 2003-11-13
CIK 1073695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

As of November 1, 2003, Registrant had outstanding 41,617,078 shares of Common Stock, $0.001 par value.

THERASENSE, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THERASENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total revenues	$58,230	$39,029	$150,064	$131,535
Cost of revenues	22,918	18,362	64,526	71,198

Gross profit	35,312	20,667	85,538	60,337

Operating expenses:
Research and development	5,149	5,332	15,992	15,819
Selling, general and administrative	27,689	24,991	79,424	69,055

Total operating expenses	32,838	30,323	95,416	84,874

Income (loss) from operations	2,474	(9,656)	(9,878)	(24,537)
Interest income, net	216	308	553	1,108

Net income (loss)	$2,690	$(9,348)	$(9,325)	$(23,429)

Net income (loss) per share:
Basic	$0.07	$(0.23)	$(0.23)	$(0.59)

Diluted	$0.06	$(0.23)	$(0.23)	$(0.59)

Weighted-average shares used in computing net income (loss) per share:

Basic	41,359	39,999	41,094	39,918

Diluted	43,924	39,999	41,094	39,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERASENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,468	$32,158
Available-for-sale investments	49,597	34,135
Accounts receivable, net	42,359	36,319
Inventories	13,133	21,060
Prepaid expenses and other current assets	3,114	6,358

Total current assets	133,671	130,030

Available-for-sale investments	8,479	11,217
Property and equipment, net	17,653	14,340
Other assets	6,744	5,216

Total assets	$166,547	$160,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,663	$17,034
Accrued liabilities	20,738	16,109
Deferred revenue	4,063	1,000
Current portion of long-term debt	705	5,149

Total current liabilities	40,169	39,292

Long-term debt, net of current	1,541	3,161
Deferred revenue	11,617	2,261
Other liabilities	—	500

Total liabilities	53,327	45,214

Stockholders’ equity:
Common stock	41	41
Additional paid-in capital	273,808	271,782
Notes receivable from stockholders	—	(156)
Deferred stock-based compensation, net	(6,731)	(11,642)
Accumulated other comprehensive income	179	316
Accumulated deficit	(154,077)	(144,752)

Total stockholders’ equity	113,220	115,589

Total liabilities and stockholders’ equity	$166,547	$160,803

(1)	The balance sheet at December 31, 2002 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERASENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(9,325)	$(23,429)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,223	2,248
Amortization of deferred stock-based compensation	4,124	4,580
Changes in operating assets and liabilities:
Accounts receivable	(6,040)	(18,202)
Inventories	7,926	(16,186)
Deferred cost of products sold	—	16,359
Prepaid expenses and other current assets	3,245	(1,442)
Other assets	(1,529)	(217)
Accounts payable	(2,371)	5,717
Accrued and other liabilities	4,128	(4,882)
Deferred revenue	12,419	(23,459)

Net cash provided by (used in) operating activities	15,801	(58,913)

Cash flows from investing activities:
Proceeds from maturities of investments	87,896	3,000
Purchases of investments	(100,931)	(45,422)
Purchases of property and equipment	(6,536)	(8,492)

Net cash used in investing activities	(19,571)	(50,914)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,813	3,861
Principal payments on lines of credit	(35,359)	(2,109)
Principal payments on long-term debt	(2,324)	(4,123)
Proceeds from lines of credit	31,620	7,236
Repayment of notes receivable from stockholders	156	60

Net cash provided by (used in) financing activities	(3,094)	4,925

Effect of foreign exchange rate changes on cash and cash equivalents	174	(80)

Net change in cash and cash equivalents	(6,690)	(104,982)
Cash and cash equivalents, beginning of period	32,158	143,187

Cash and cash equivalents, end of period	$25,468	$38,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERASENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of TheraSense, Inc. and its subsidiaries (“TheraSense” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any future period. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K for the year ended December 31, 2002.

NOTE 2 - Summary of Significant Accounting Policies:

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 that was filed with the Securities and Exchange Commission on March 27, 2003. The Company’s significant accounting policies have not materially changed since December 31, 2002.

NOTE 3 - Recent Accounting Pronouncements:

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, including quarters. The adoption of EITF No. 00-21 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. During October 2003, the FASB issued FASB Staff Position 46-6 (“FSP 46-6”), “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities”. FSP 46-6 is effective for financial statements issued after October 9, 2003, and provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after December 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact upon its financial position, cash flows or results of operations.

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

NOTE 4 - Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of vested common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options. Options and common stock subject to repurchase were not included in the computation of diluted net loss per share because the effect would be antidilutive.

THERASENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003		2002	2003	2002
Numerator:
Net income (loss)	$2,690		$(9,348)	$(9,325)	$(23,429)

Denominator:
Weighted-average common stock outstanding	41,361		40,037	41,096	39,988
Less: Weighted-average shares subject to repurchase	(2)		(38)	(2)	(70)

Basic weighted-average common stock outstanding	41,359		39,999	41,094	39,918

Dilutive effect of :
Options to purchase common stock	2,563	(1)	—	—	—
Weighted-average shares subject to repurchase	2		—	—	—

Diluted weighted-average shares outstanding	43,924	(1)	39,999	41,094	39,918

(1)	Diluted weighted-average shares outstanding were calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all stock options with an exercise price less than the average market price of the common shares are used to repurchase common stock at market value.

The following potential dilutive securities were excluded from the computation of diluted net income (loss) per common share, as they had an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Options to purchase common stock	2,528	6,815	7,621	6,815
Common stock subject to repurchase	—	28	2	28

NOTE 5 - Inventories:

At September 30, 2003 and December 31, 2002, inventories consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$2,230	$5,059
Work-in-process	2,023	3,807
Finished goods	8,880	12,194

	$13,133	$21,060

NOTE 6 - Accrued product warranties:

The Company’s condensed consolidated financial statements include accruals for product warranty claims. The Company provides a five-year warranty on its FreeStyle meters. For proper matching of these costs in the period that revenues are recognized, an estimated warranty expense accrual rate is determined based on historical experience. Such costs are accrued at the time revenue is recognized. At September 30, 2003 and December 31, 2002, accrued product warranties totaled $1,694,669 and $1,931,935, respectively, and are included in “accrued liabilities” in the accompanying condensed consolidated balance sheets.

THERASENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A tabular reconciliation of the changes in the Company’s product warranty liability for the nine months ended September 30, 2003 is as follows (in thousands):

Balance at January 1, 2003	$1,932

Accruals for warranties issued during the period	963

Settlements made during the period	(1,200)

Balance at September 30, 2003	$1,695

NOTE 7 - Revolving Line of Credit Agreement and Long-Term Debt:

In May 2002, the Company entered into a revolving line of credit agreement with a lending company. Under the terms of the credit agreement, as amended and currently in effect, amounts the Company borrows from the lending company are repaid to the lending company directly by the Company’s accounts receivable debtors. Outstanding amounts owed to the lending company under the credit agreement are collateralized by all of the Company’s assets excluding the Company’s intellectual property assets. The maximum amount the Company may borrow from the lending company is based on its eligible accounts receivable and cannot exceed $15,000,000. All outstanding amounts bear interest at the prime rate plus 0.5%. The credit agreement includes certain covenants requiring minimum liquidity and minimum net income over time. The Company is in compliance with these covenants. As of September 30, 2003, there were no borrowings outstanding under the credit agreement.

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

During 1998, the Company entered into an equipment line of credit agreement with a lending company under which the Company could borrow up to $2,500,000 for equipment purchases prior to December 31, 1999. Prior to December 31, 1999, the Company borrowed a total of approximately $580,000 under this arrangement. During 1999, the Company entered into a subordinated debt agreement with this lending company under which the Company could borrow up to $5,000,000 for equipment purchases prior to July 7, 2000. The Company borrowed a total of $5,000,000 under this arrangement. In April 2003, the Company and the lending company entered into an agreement pursuant to which the Company paid $844,451 as a compromised and final payment of all amounts then outstanding under these arrangements, and the Company took title to all of the equipment that had been leased pursuant to these arrangements. The gain recorded from the compromised and final payment is not significant. The gain is recorded on the “Interest income, net” line item of the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2003.

NOTE 8 - Accounting for Stock-Based Compensation:

The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information, required under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123,” which amends FASB Statement No. 123.

THERASENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table provides a reconciliation of net income (loss) to pro forma net loss as if the fair value method has been applied to all employee stock options outstanding as of the periods indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$2,690	$(9,348)	$(9,325)	$(23,429)

Add: Stock-based employee compensation expense included in reported net income (loss)	1,292	1,383	3,916	4,183

Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards	(6,751)	(2,378)	(14,898)	(19,625)

Pro forma net loss	$(2,769)	$(10,343)	$(20,307)	$(38,871)

Net income (loss) per share:
Basic:
As reported	$0.07	$(0.23)	$(0.23)	$(0.59)

Pro forma	$(0.07)	$(0.26)	$(0.49)	$(0.97)

Diluted:
As reported	$0.06	$(0.23)	$(0.23)	$(0.59)

Pro forma	$(0.07)	$(0.26)	$(0.49)	$(0.97)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to: (1) our history of losses and variable quarterly results; (2) our dependence on FreeStyle for future revenues; (3) our limited sales and marketing experience; (4) risks relating to third-party reimbursement and our ability to secure, implement and manage managed care contracts; (5) substantial competition; (6) risks related to failure to protect our intellectual property and litigation in which we may become involved; (7) risks relating to development of innovative products; (8) risks related to noncompliance with FDA regulations; (9) limited manufacturing experience and our reliance on single manufacturers and sole source suppliers; and (10) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, including those set forth in this filing as “Risk Factors Affecting Operations and Future Results”.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for any future period.

Overview

We develop, manufacture and sell easy to use glucose self-monitoring systems that dramatically reduce the pain of testing for people with diabetes. We commenced commercial shipments in the United States of our first product, FreeStyle, in June 2000. We sell FreeStyle in the United States and Canada through national retailers and wholesalers, and directly to consumers over the telephone and through our website. Ypsomed, formerly Disetronic Injection Systems, distributes the FreeStyle system in various European countries. In Japan, Nipro Corporation, the Japanese market leader in dialysis and insulin pumps, distributes the FreeStyle system. We also sell FreeStyle in the United Kingdom through retailers and wholesalers. Our sales of FreeStyle products in Canada and the United Kingdom are through a wholly-owned subsidiary in each country. In other international markets, we sell our products through independent distributors. In total, our products are sold in over 40 countries around the world.

In October 2003, we commercially introduced the FreeStyle Flash™ system in the United States. The FreeStyle Flash system is based on our FreeStyle blood glucose monitoring technology. The FreeStyle Flash meter is smaller than the FreeStyle meter, and it has other new features, including a faster test time of about seven seconds, a backlit panel display, lighted test strip port and four customizable daily alarms. The FreeStyle Flash system uses the FreeStyle test strips and FreeStyle lancets.

We manufacture our disposable test strips ourselves at our facility in Alameda, California. We outsource the manufacturing, packaging and testing of our FreeStyle meters and FreeStyle Flash meters to Flextronics International Ltd., an electronics contract manufacturer. Our lancing devices and disposable lancets are manufactured by Facet Technologies LLC, a wholly-owned subsidiary of Matria Healthcare, Inc. Our distribution services are performed by UPS Supply Chain Management f/d/b/a Livingston Health Care Systems Inc., a division of UPS Global Logistics.

Manufacturers typically sell their glucose monitoring system kits at discounts to list prices, offer customer rebates or provide free product samples to expand their installed base of monitoring devices and thus increase the market for their disposable test strips and lancets. We currently distribute the FreeStyle System kit and FreeStyle Flash System kit at a financial loss due in part to samples, discounts and rebates to establish an installed base of systems from which we expect to generate recurring revenues from our disposable FreeStyle test strips and lancets. We have been offering and expect to continue to offer similar discounts and rebates on, and free samples of, our FreeStyle System kits and FreeStyle Flash System kits.

Revenues are generated primarily from sales of our FreeStyle System kit and from the recurring sales of disposable FreeStyle test strips and lancets. We recognize revenue on these products upon shipment. Generally, our sales terms to retailers and wholesalers provide for customer payment within 60 days of shipment on initial orders and payment within 30 days for subsequent orders. However, we have occasionally granted longer credit terms to match our competitors. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We believe our terms to retailers, wholesalers and end users, including rights to return and payment terms, are similar to our competitors’ terms.

We have incurred losses every year since 1997. We incurred net losses of $43.6 million in 2000, $52.9 million in 2001, $29.2 million in 2002 and $9.3 million for the nine months ended September 30, 2003. As of September 30, 2003, we had an accumulated deficit of $154.1 million. The three months ended September 30, 2003 was the first profitable quarter in our history. We will need to continue to increase product revenues and reduce product costs to sustain and increase our profitability in future periods.

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

We have recorded deferred stock-based compensation in connection with stock option grants and sales of restricted stock to employees at exercise or sales prices below the deemed fair market value of our common stock. Deferred stock-based compensation for options granted to non-employees has been determined as the fair value of the equity instruments issued. Deferred stock-based compensation for options granted to non-employees is periodically remeasured as the underlying options vest. As of September 30, 2003 we have recorded aggregate deferred stock-based compensation of $24.3 million, of which $6.7 million remains and will be amortized to expense on a straight-line basis through 2005. This amount is being amortized over the respective vesting periods of these equity instruments, which is typically four years. Stock-based compensation expense has been allocated according to employees and their respective departments and by function for non-employees.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2002 that was filed with the Securities and Exchange Commission on March 27, 2003. Our critical accounting policies and estimates have not materially changed since December 31, 2002.

Results of Operations

Three Months Ended September 30, 2003 and 2002

The following table sets forth, for the three months ended September 30, 2003 and 2002, the percentage of total revenues represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended September 30,
	2003	2002
Revenues:
Total revenues	100%	100%

Cost of revenues	39.4	47.0

Gross profit	60.6	53.0

Operating expenses:
Research and development	8.8	13.7
Selling, general and administrative	47.6	64.0

Total operating expenses	56.4	77.7

Income (loss) from operations	4.2	(24.7)

Interest income, net	0.4	0.7

Net income (loss)	4.6%	(24.0)%

Revenues. Total revenues were $58.2 million for the three months ended September 30, 2003 as compared to $39.0 million for the comparable period of 2002, an increase of $19.2 million or 49%. The increase was due primarily to greater sales of FreeStyle test strips and FreeStyle System kits. During the three months ended September 30, 2003, we recognized revenues of $0.6 million relating to the $15.0 million payment we received from the Disetronic Group in January 2003 in connection with the amendment of our international distributor agreement. The balance of the $15.0 million payment is reflected in the current and long-term deferred revenue line items of our condensed consolidated balance sheet. Two of our customers, McKesson, and Cardinal, individually accounted for more than 10% and collectively 25% of our revenues for the three months ended September 30, 2003. Two of our customers, McKesson and Ypsomed (f/d/b/a Disetronic Injections Systems), individually accounted for more than 10% and collectively 24% of our total revenues for the three months ended September 30, 2002.

Cost of revenues. Cost of revenues were $22.9 million for the three months ended September 30, 2003 as compared to $18.4 million for the comparable period of 2002, an increase of $4.5 million or 24%. This increase is attributable to higher revenues in the current period versus the comparable period in 2002. As a percentage of total revenues, cost of revenues was 39% for the three months ended September 30, 2003 as compared to 47% for the comparable period of 2002. The decrease is primarily attributable to the lower system kit manufacturing costs achieved by transitioning the FreeStyle meter manufacturing to China. Our FreeStyle meter manufacturing costs decreased by 25% for the three months ended September 30, 2003 versus the comparable period of 2002. Since the manufacturing transition is complete, we expect that the cost of revenues attributable to FreeStyle system kit manufacturing costs, as a percentage of total revenues, will decrease at more moderate rates in future periods. Our FreeStyle test strip manufacturing costs also decreased during the three months ended September 30, 2003. Our FreeStyle test strip manufacturing costs decreased by 12% for the three months ended September 30, 2003 versus the comparable period of 2002. Our warranty expenses also decreased during the three months ended September 30, 2003 primarily due to the decreased cost of the replacement product. We expect that our cost of revenues, as a percentage of total revenues, in future periods will be relatively level with the three months ended September 30, 2003 due in part to the increased cost of our FreeStyle Flash meter. This increased cost is due in part to the FreeStyle Flash meter’s increased features. Amortization of deferred stock-based compensation reported in cost of revenues was $0.1 million for both three month periods ended September 30, 2003 and September 30, 2002.

Gross profit. Gross profit increased to $35.3 million for the three months ended September 30, 2003 from $20.7 million for the comparable period of 2002, an increase of $14.6 million or 71%. The gross margin for the three months ended September 30, 2003 was 61% compared to 53% for the comparable period in 2002. Our improved gross margin for the 2003 period resulted from reduced system kit manufacturing costs, test strip revenue composing a greater proportion of total revenue, a greater proportion of our product sales being made to retailers and wholesalers in the United States, fixed costs being spread over larger sales volumes and reduced test strip manufacturing costs. Our 2003 period gross margin was favorably impacted by the recognition of the $0.6 million of revenue during the period from the $15.0 million payment we received from the Disetronic Group.

Research and development expenses. Research and development expenses decreased to $5.1 million for the three months ended September 30, 2003 from $5.3 million for the three months ended September 30, 2002, representing a decrease of $ 0.2 million, or 3%. This decrease was primarily attributable to reduced product development and clinical trial spending in the 2003 period partially offset by increases in personnel related expenses. Product development and clinical trial expenses were greater during the comparable period of 2002 primarily due to building product in connection with and conducting our clinical trials for Navigator, our continuous glucose monitoring system. Personnel expenses were greater during the three months ended September 30, 2003 versus the comparable period of 2002 primarily due to an increase in the number of employees in our research and development department. As a percentage of total revenues, research and development expenses were 9% for the three months ended September 30, 2003 as compared to 14% for the comparable period of 2002. The decrease is primarily attributable to greater total revenues for the three months ended September 30, 2003 versus the comparable period of 2002. Amortization of deferred stock-based compensation was $0.3 million for both three month periods ended September 30, 2003 and 2002. We expect research and development spending to increase in absolute dollars over the next several years as we expand our research and development activities to support our current and future products, including Navigator. We anticipate that research and development expenses for 2004 will be approximately 10% of full year revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $27.7 million for the three months ended September 30, 2003 from $25.0 million for the three months ended September 30, 2002, representing an increase of $2.7 million, or 11%. This increase was primarily attributable to increases in marketing and promotional expenses and increases in personnel related expenses. As a percentage of total revenues, selling, general and administrative expenses were 48% for the three months ended September 30, 2003 as compared to 64% for the comparable period of 2002. The decrease is primarily attributable to greater total revenues for the three months ended September 30, 2003 versus the comparable period of 2002 and reductions in the cost of our product samples. Amortization of deferred stock-based compensation was $1.0 million for the three month period ended September 30, 2003 and $1.1 million for the three month period ended September 30, 2002. We expect our selling, general and administrative expenses to remain at approximately the same absolute dollar level for the next quarter as the quarter ended September 30, 2003. We anticipate that our selling, general and administrative expenses for 2004 will be in the range of 45% – 47% of full year revenues.

Interest income, net. Net interest income decreased to $0.2 million for the three months ended September 30, 2003 from $0.3 million for the three months ended September 30, 2002. This decrease was primarily attributable to lower interest rates on our cash, cash equivalents, and investment balances in the current period, partially offset by a decrease in interest expense as we paid off debt during the current period. Cash, cash equivalents, and investments at September 30, 2003 were $83.5 million compared to $85.4 million at September 30, 2002.

Nine Months Ended September 30, 2003 and 2002

Non-GAAP financial information due to impact in 2002 of achieving ability to estimate product return rates. Prior to the quarter ending June 30, 2002 we did not have a sufficient historical basis from which we could estimate product return rates. Accordingly, we deferred recognition of revenue on products shipped to retailers and wholesalers until they were resold to end users and any rights of return had expired. We estimated end user purchases based on data provided to us by third-party data providers. Product shipments that were not recognized as revenue were recorded as deferred revenues on our condensed consolidated balance sheets. The associated cost of these deferred revenues were recorded as deferred cost of products sold on our balance sheets.

Commencing with the quarter ending June 30, 2002 we achieved the ability to estimate product return rates. This event caused a $20.4 million increase in total revenues for the second quarter of 2002 due to the recognition of previously deferred revenues. There was a corresponding $4.2 million increase to our gross profit for the second quarter of 2002 and our gross margin for the period was adversely impacted because the deferred revenues were comprised primarily of lower margin system kits rather than test strips. Similarly, our loss from operations was favorably impacted by the gross profit from the previously deferred revenue which mitigated the loss. The impact of this event is reflected in the condensed consolidated statement of operations data for the nine months ended September 30, 2002 presented in this report.

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

The following table sets forth, for the nine months ended September 30, 2002, condensed consolidated statement of operations data in accordance with generally accepted accounting principals (“GAAP”) and on a non-GAAP basis adjusted to exclude the impact from achieving the ability to estimate product return rates and recognizing previously deferred revenues, costs, and gross profit, in the second quarter of 2002. Set forth between the columns showing GAAP and non-GAAP results is a column indicating the reconciliation to the GAAP results.

	Nine Months Ended September 30, 2002
	GAAP	Reconciliation	Non-GAAP
	(in thousands, except per share amounts)
Total revenues	$131,535	$20,387	$111,148
Cost of revenues	71,198	16,192	55,006

Gross profit	60,337	4,195	56,142

Operating expenses:
Research and development	15,819	—	15,819
Selling, general and administrative	69,055	—	69,055

Total operating expenses	84,874	—	84,874

Income (loss) from operations	(24,537)	4,195	(28,732)
Interest income, net	1,108	—	1,108

Net income (loss)	$(23,429)	$4,195	$(27,624)

Net income (loss) per share, basic and diluted	$(0.59)	$0.10	$(0.69)

Weighted-average shares used in computing net income (loss) per share, basic and diluted	39,918	39,918	39,918

The following table sets forth, for the nine months ended September 30, 2003 and 2002, the percentage of total revenues represented by certain items reflected in our condensed consolidated statement of operations in accordance with GAAP and, for the nine months ended September 30, 2002 only, on a non-GAAP basis adjusted to exclude the impact from achieving the ability to estimate product return rates and recognizing previously deferred revenues, costs and gross profit.

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	GAAP	GAAP	NON-GAAP
Revenues:
Total revenues	100%	100%	100%

Cost of revenues	43.0	54.1	49.5

Gross profit	57.0	45.9	50.5

Operating expenses:
Research and development	10.7	12.0	14.2
Selling, general and administrative	52.9	52.5	62.1

Total operating expenses	63.6	64.5	76.4

Loss from operations	(6.6)	(18.7)	(25.9)

Interest income, net	0.4	0.9	1.0

Net loss	(6.2)%	(17.8)%	(24.9)%

Revenues. Total revenues were 150.1 million for the nine months ended September 30, 2003 as compared to GAAP revenues of $131.5 million for the comparable period in 2002. Non-GAAP total revenues, as shown in the table above, for the nine months ended September 30, 2002 were $111.1 million. The increase in the total revenues for the 2003 period over the non-GAAP total revenues for the comparable period of 2002 was 35%. This increase is primarily due to greater sales of FreeStyle test strips and FreeStyle System kits. Three of our customers, McKesson, Ypsomed, and Cardinal, individually accounted for more than 10% and collectively accounted for 31% of our total revenues from shipments in the nine months ended September 30, 2003. Two of our customers, McKesson and Ypsomed, accounted for more than 10% and collectively accounted for approximately 20% of our total GAAP revenues from shipments in the nine months ended September 30, 2002.

Cost of revenues. Cost of revenues were $64.5 million for the nine months ended September 30, 2003 as compared to GAAP cost of revenues of $71.2 million for the comparable period of 2002. Non-GAAP cost of revenues, as shown in the table above, for the nine months ended September 30, 2002 was $55.0 million. The increase in cost of revenues for the 2003 period over the non-GAAP cost of revenues for the comparable period of 2002 was $9.5 million, or 17%. This increase is due to higher 2003 period GAAP revenues versus the non-GAAP revenues for the comparable period of 2002. As a percentage of total revenues, cost of revenues was 43% for the nine months ended September 30, 2003 as compared to non-GAAP cost of revenues, as a percentage of total non-GAAP revenues of 50% for the comparable period of 2002, a decrease of 7%. The decrease is primarily attributable to the lower system kit and test strip manufacturing costs. Amortization of deferred stock-based compensation expense reported in cost of revenues for the nine months ended September 30, 2003 was $0.4 million as compared to $0.5 million for the comparable period of 2002.

Gross profit. Gross profit was $85.5 million for the nine months ended September 30, 2003 as compared to GAAP gross profit of $60.3 million for the comparable period of 2002. Non-GAAP gross profit, as shown in the table above, for the nine months ended September 30, 2002 was $56.1 million. The increase in gross profit for the 2003 period over the non-GAAP gross profit for the comparable period of 2002 was $29.4 million, or 52%. The GAAP gross margin for the nine months ended September 30, 2002 was 46% and the non-GAAP gross margin for the nine months ended September 30, 2002 was 51%. The GAAP gross margin for this 2002 period was lower than the non-GAAP gross margin for the same period primarily because the GAAP gross margin included the recognition of previously deferred revenues from sales of lower margin system kits. The gross margin for the nine months ended September 30, 2003 was 57%. The improved gross margin and gross profit for the 2003 period resulted from test strip revenue composing a greater proportion of total revenue, reduced system kit and test strip manufacturing costs and fixed costs being spread over larger sales volumes.

Research and development expenses. Research and development expenses were $16.0 million for the nine months ended September 30, 2003 as compared to $15.8 million for the comparable period of 2002, an increase of 1%. This increase was primarily attributable to increases in personnel related expenses partially offset by reduced product development and clinical trial spending in the 2003. Personnel expenses were greater during the nine months ended September 30, 2003 versus comparable period of 2002 primarily due to an increase in the number of employees in our research and development department. Product development and clinical trial expenses were greater during the comparable period of 2002 primarily due to building product in connection with and conducting our clinical trials for Navigator. As a percentage of total revenues, research and development expenses were 11% for the nine months ended September 30, 2003. As a percentage of total Non-GAAP revenues, research and development expenses were 14% for the comparable period of 2002. The decrease is primarily attributable to greater total revenues for the nine months ended September 30, 2003 versus the comparable period of 2002. Amortization of deferred stock-based compensation was $0.9 million for both nine month periods ended September 30, 2003 and 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses were $79.4 million for the nine months ended September 30, 2003 as compared to $69.1 million for the comparable period of 2002, an increase of $10.3 million, or 15%. This increase was primarily attributable to increases in advertising, promotional and marketing activity in the United States, increases in personnel related expenses, increases in expenses associated with our international sales subsidiaries and increases in expenses associated with our outsourced customer service in the nine months ended September 30, 2003. These increases were partially offset by decreases in outside services expenses. As a percentage of total revenues, selling, general and administrative expenses were 53% for the nine months ended September 30, 2003. As a percentage of total Non-GAAP revenues, research and development expenses were 62% for the comparable period of 2002. The decrease is primarily attributable to greater total revenues for the nine months ended September 30, 2003 versus the comparable period of 2002. Amortization of deferred stock-based compensation was $2.9 million for the nine months ended September 30, 2003, as compared to $3.2 million in the same prior year period.

Interest income, net. Net interest income decreased to $0.6 million for the nine months ended September 30, 2003 from $1.1 million for the nine months ended September 30, 2002. This decrease was primarily attributable to lower interest rates on our cash, cash equivalents, and investment balances in the current period partially offset by a decrease in interest expense as we paid off debt during the current period. In the comparable period of 2002, we had higher cash, cash equivalents, and investment balances resulting from the net proceeds of our initial public offering in October 2001.

Liquidity and Capital Resources

On October 17, 2001, we consummated our initial public offering of common stock in which we received net proceeds of $120.9 million. Previously, we had financed our operations primarily through private placements of convertible preferred stock resulting in net proceeds of $119.2 million. We have also financed our operations through equipment financing arrangements and capital leases, with $2.2 million in principal outstanding at September 30, 2003.

As of September 30, 2003, our principal debt arrangements included a $2.0 million senior loan and security agreement with a lending company at an effective interest rate of 13.1% per annum (inclusive of amortization of the fair value of warrants issued) and a $3.0 million equipment line of credit at an interest rate of 7.28% with a lending company.

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

In May 2002, we entered into a revolving line of credit agreement with a lending company. Under the terms of the credit agreement as amended and currently in effect, amounts we borrow from the lending company are repaid to the lending company directly by our accounts receivable debtors. Outstanding amounts owed to the lending company under the credit agreement are collateralized by all of our assets excluding our intellectual property assets. The maximum amount we may borrow from the lending company is based on our eligible accounts receivable and cannot exceed $15.0 million. All outstanding amounts bear interest at the prime rate plus 0.5%. The credit agreement includes certain covenants requiring minimum liquidity and minimum net income over time. We are in compliance with these covenants. As of September 30, 2003, there were no borrowings outstanding under the credit agreement.

In January 2003, we received a $15.0 million payment from the Disetronic Group pursuant to the amendment of our international distributor agreement. We are recognizing this payment as revenue over the term of the international distributor agreement, which expires in December 2006, if not terminated earlier. In the nine months ended September 30, 2003, we recognized revenue of $1.8 million from this payment.

As of September 30, 2003, we had cash, cash equivalents and investments of $83.5 million.

Cash provided by or used in operating activities. Net cash provided by operating activities was approximately $15.8 million for the nine months ended September 30, 2003. This was largely due to the $15.0 million payment from the Disetronic Group in January 2003 pursuant to the amendment of our international distributor agreement in January 2003. In addition, decreases in inventories of $7.9 million and in prepaid expenses and other current assets of $3.2 million were offset by increases in accounts receivable of $6.0 million, and a reduction of accounts payable of $2.4 million. Inventories decreased due to lower per unit costs on both FreeStyle System Kits and test strips plus continued improvements in management of raw materials and work-in-process inventories. Accounts receivable increased due primarily to higher revenues. The decrease in accounts payable is due primarily to lower purchase prices we pay for our system kits. For the nine months ended September 30, 2002, cash used in operations was $58.9 million. The difference between our net loss and our net cash used in operating activities reflected increases in accounts receivable of $18.2 million and increases in inventories of $16.2 million as well as a decrease in accrued liabilities of $4.9 million, offset by an increase in accounts payable of $5.7 million. The increase in accounts receivable principally related to the growth in revenues for the nine months ended September 30, 2002. The increase in inventories during the nine months ended September 30, 2002 occurred to support planned revenue growth for upcoming quarters, including international expansion into Canada via our wholly-owned subsidiary. Accrued liabilities decreased as we paid royalties and bonuses that were accrued at the end of 2001. The increase in accounts payable is principally related to the growth in business operations for the nine months ended September 30, 2002.

Cash used in investing activities. Net cash used in investing activities was approximately $19.6 million and $50.9 million for the nine month periods ended September 30, 2003 and 2002, respectively. For the nine-month period ended September 30, 2003, investing activities consisted of capital expenditures of $6.5 million, mainly for expansion of our existing facility and increasing our test strip production capacity, and purchases of investments, net of $13.0 million. For the nine-month period ended September 30, 2002, investing activities included capital expenditures of $8.5 million for manufacturing equipment used in the production of our disposable test strips, as we increased production capacity to meet planned growth and by purchases of investments, net of $42.4 million, as some of the proceeds from the initial public offering in October 2001 were invested in corporate bonds, municipal securities, and governmental securities.

Cash provided by or used in financing activities. Net cash used in financing activities for the nine months ended September 30, 2003 of $3.1 million was primarily attributable to net principal payments on long-term debt and lines of credit of $6.0 million offset by $2.8 million from proceeds from the exercise of stock options, and from the repayment of notes receivable from stockholders of $0.2 million. Net cash provided by financing activities for the nine months ended September 30, 2002 of $4.9 million was $3.9 million in proceeds from the exercise of stock options and $1.0 million net proceeds from long-term debt and lines of credit.

We expect to have positive cash flows from operations for the fourth quarter of 2003. We also expect increased sales and marketing expenses related to the promotion of FreeStyle and FreeStyle Flash, increased research and development expenses, as well as expenses for additional personnel and product enhancement efforts. Our future capital requirements will depend on a number of factors, including market acceptance of FreeStyle products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to technology and the availability of other financing. Our capital expenditures for the nine months ended September 30, 2003 were $6.5 million, and we believe that our capital expenditure for the next three months will be approximately $2.2 million.

Inflation

The impact of inflation on our business has not been material to date.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. During October 2003, the FASB issued FASB Staff Position 46-6 (“FSP 46-6”), “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities”. FSP 46-6 is effective for financial statements issued after October 9, 2003, and provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after December 15, 2003. We do not expect the adoption of FIN 46 to have a material impact upon our financial position, cash flows or results of operations.

RISK FACTORS AFFECTING OPERATIONS AND FUTURE RESULTS

We have a history of net losses and variable quarterly results and may not maintain profitability in the future.

We have incurred losses every year since 1997. We incurred losses of $43.6 million in 2000, $52.9 million in 2001, $29.2 million in 2002 and $9.3 million for the nine months ended September 30, 2003. As of September 30, 2003, we had an accumulated deficit of approximately $154.1 million. The quarter ended September 30, 2003 was the first profitable quarter in our history. We will need to continue to increase product revenues and reduce product costs to sustain and increase our profitability each quarter. As a relatively new entrant to the blood glucose monitoring market that has been experiencing rapid growth, revenues and profitability can vary from quarter to quarter due to various factors, including:

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

We expect to derive substantially all of our future revenue from sales of FreeStyle blood glucose monitoring products and these products could fail to generate increased revenues.

Currently, the primary products we market are the FreeStyle test strips, FreeStyle System kits and FreeStyle lancets, all of which we commercially introduced in June 2000. In addition, in October 2003 we commercially introduced the FreeStyle Flash System kit. Our FreeStyle products are expected to account for substantially all of our revenues for the next several years. Accordingly, our success depends upon the acceptance by people with diabetes, as well as health care providers and third-party payors of our FreeStyle products as a preferred blood glucose self-monitoring devices. Relative to the overall size of the blood glucose monitoring market, a limited number of people have used our FreeStyle products, and people with diabetes or the medical community may not substantially endorse these products as a preferred blood glucose self-monitoring device. In addition, FreeStyle’s market acceptance may not be sustained or may not increase on a timely basis, if at all, due to:

•	the significant influence of established glucose monitoring products with healthcare professionals, customers and third-party payors;

•	the ability of some of our competitors to price products below a price at which we can competitively manufacture and sell our products;

•	the introduction or acceptance of competing products or technologies; and

•	cost constraints.

Furthermore, FreeStyle products may not encourage significantly more active testing, and participants in the glucose self-monitoring market may gravitate toward more established brands. If we are unable to successfully market and sell our FreeStyle products, we may not be able to generate increased revenues or sustained profitability because we do not have alternative products.

In addition, to encourage market acceptance of our products, we currently distribute the FreeStyle System kit and the FreeStyle Flash System kit at a financial loss through samples, discounts and rebates. In order to generate sufficient revenues in the future, we will therefore have to rely on recurring revenue from the repeated purchase of our FreeStyle test strips. If FreeStyle products do not gain and maintain sufficient market share to generate increased recurring revenue from the sale of our test strips, we may not achieve sustained profitability.

We have less sales and marketing experience relative to other companies in the blood glucose self-monitoring market and any failure to expand sales of FreeStyle will negatively impact future revenues.

We have less experience in marketing and selling our products relative to other companies in the blood glucose self-monitoring market. We received regulatory clearance for our initial product in January 2000 and commenced commercial shipments in June 2000. Our products require a complex marketing and sales effort targeted at health care professionals, diabetes educators, people with diabetes, pharmacists, national retailers, independent distributors and managed care plans. We have significantly expanded our sales and marketing teams in 2001, 2002 and 2003. We face significant challenges and risks in training, managing and retaining these teams, including managing geographically dispersed efforts. In addition, we currently have only one distributor in most of Europe and one distributor in Japan. We are dependent upon the sales and marketing efforts of our third-party distributors in these large international markets. These distributors may not commit the necessary resources to effectively market and sell our products. Further, they may not be successful in selling our products. Recently, the Disetronic Group, formerly the parent company of our European distributor, announced that its insulin pump business was acquired by Roche Diagnostics, one of our competitors. While our European distributor was not acquired by Roche Diagnostics and will continue to distribute our products, we may not have the level of access to Disetronic’s (now Roche Diagnostics’) insulin pump user base that we enjoyed before the acquisition, and this could translate into decreased sales of our products. In addition, the recent amendment to the international distributor agreement with our European distributor lowered its annual minimum purchase obligations. Our financial condition would be harmed if our marketing and sales efforts are unsuccessful.

We may not be successful in securing additional managed care contracts or implementing and managing existing managed care contracts.

Many people with diabetes obtain reimbursement for their purchase of glucose self-monitoring devices and test strips through managed care organizations. Accordingly, entering into reimbursement arrangements with managed care organizations is important to our business. To date, we have entered into reimbursement arrangements with a limited number of managed care organizations, and we are actively seeking additional arrangements. Regarding our current managed care reimbursement arrangements, we have recently started the process of implementing these arrangements throughout the managed care organizations and managing the program, including processing reimbursement submissions. If we are not successful in securing reimbursement for our products from additional managed care organizations that cover a significant number of insured lives or we do not successfully implement and manage our reimbursement arrangements, we may have difficulty growing our business and retaining our customers. In order to obtain reimbursement arrangements, we often agree to a net sales price lower than the net sales price we charge in other sales channels. Accordingly, unit sales within this channel must increase at a more rapid rate than other channels in order to achieve the same revenue growth rate.

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

International market acceptance of our products will depend, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. Failures to receive or maintain international reimbursement approvals may negatively impact market acceptance of our products in the applicable international markets.

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

The medical technology industry has in the past been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. In addition, major medical device companies have used litigation against emerging growth companies as a means of gaining a competitive advantage. Medtronic, Inc., a large medical device company, has recently filed a lawsuit against Deltec, Inc., alleging that Deltec’s Cozmo insulin pump infringes certain Medtronic patents. The CozMore Insulin Technology System is a product we are developing with Deltec that permits the electronic transmission of a blood glucose reading taken using our FreeStyle blood glucose monitoring technology to the Cozmo insulin pump. If Deltec were found to infringe the Medtronic patents, it would have to obtain a license or redesign its Cozmo insulin pump to avoid infringing Medtronic’s patents, which could delay the launch of the CozMore system or possibly reduce its features.

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

We are currently developing additional enhancements for our FreeStyle products. We are also developing new products such as the CozMore Insulin Technology System, a product we are developing with Deltec, Inc. that permits the electronic transmission of a blood glucose reading taken using our FreeStyle blood glucose monitoring technology to Deltec’s Cozmo insulin pump, and Navigator, our continuous glucose monitoring system. Marketing of these products will require FDA and other regulatory clearances and approvals. We experienced some delays in the clinical trials conducted to support the approval of Navigator due to problems with the electronics portion of the system. Development of Navigator and other products will require additional research and development expenditures. We may not be successful in developing, marketing or manufacturing these new products.

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

Similarly, several of our competitors and some new market entrants are developing products that have small sample size requirements, the ability to test on the fingertip and other body sites, or the ability to communicate with an insulin pump. Becton, Dickinson and Company, for instance, recently launched a blood glucose monitoring system that claims the same sample size requirement as FreeStyle and communicates with an insulin pump from Medtronic, Inc., the leading provider of such pumps. The successful development and introduction of such products by competitors or new entrants would reduce the product benefits of our FreeStyle products versus the competition and could adversely impact future revenues.

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

Our manufacturing processes for our FreeStyle test strips, as well as the manufacturing processes utilized by our suppliers of FreeStyle meters, lancing devices, lancets and control solution, are required to comply with the FDA’s Quality System Regulation, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the Quality System Regulation through unannounced inspections. The manufacturing lines for our FreeStyle meters at Flextronics International Ltd. in China have not been inspected to date. If we or one of our suppliers fail a Quality System Regulation inspection, our operations could be disrupted and our manufacturing delayed. If we fail to take adequate corrective action in response to any FDA observations, we could face various enforcement actions, which could include a shut-down of our manufacturing operations and a recall of our products, which would harm our reputation and cause our product sales and profitability to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements.

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

We currently depend on single-source suppliers and manufacturers for our FreeStyle products, and the loss of any of these suppliers or manufacturers could harm our business.

Our meters, along with our lancing devices and lancets, are each currently manufactured according to our specifications by single third-party manufacturers. The meters, lancing devices and lancets are manufactured from components purchased from outside suppliers, and some of these components are currently single-sourced. We have previously experienced delays in the delivery of some sole sourced electronic components for our meters. Our FreeStyle test strips, which we manufacture ourselves, are comprised of several components obtained from single-source suppliers. In the event we are unable, for whatever reason, to obtain components from suppliers as scheduled, or if our contract manufacturers are unable to meet our manufacturing requirements, we may not be able to obtain components from alternate suppliers or engage an additional manufacturer in a timely manner. Any disruption or delay in shipments of FreeStyle meters, test strips, lancing devices or lancets could result in the loss of customers or the failure to acquire new customers, if they choose a competitor’s product because our product is not available. Such a disruption or delay would negatively affect our revenues. In addition, the purchase of components from alternate suppliers or engaging an additional manufacturer in a timely manner could impose increased costs that could negatively impact our gross margins.

If we are unable to meet customer demand, it would adversely impact our financial results and restrict our sales growth.

To be successful, we must manufacture our FreeStyle test strips in substantial quantities at acceptable costs. If we do not succeed in manufacturing sufficient quantities of our test strips to meet customer demand, we could lose customers and fail to acquire new customers, if they choose a competitor’s product because our product is not available. Increasing demand since the launch of FreeStyle has necessitated an increase in our test strip manufacturing capacity. In response, we have expanded our manufacturing capacity at our facilities in Alameda, California. If we are unable to meet customer demand for FreeStyle test strips, it would adversely affect our financial results and restrict our sales growth.

We are subject to additional risks associated with international operations.

We believe that a significant amount of our future revenues may come from international sales, and these sales are subject to a number of risks. These risks include:

•	foreign regulatory requirements different from those in the United States, which may require product or labeling changes;

•	fluctuations in exchange rates of the U.S. dollar against foreign currencies, which may affect demand for our products overseas;

•	export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations, any of which could adversely affect our international sales; and

•	parallel importing by third parties, which supplants our product sales in certain higher-margin markets. Parallel importing occurs when we ship product to a foreign market for sale to end users in that market and a third party reships the product to another foreign market where it can sell our products at a higher-margin than the designated market.

We outsource several key parts of our operations and any interruption in the services provided could prevent us from expanding our business.

We currently outsource several aspects of our business, including the manufacture of our meters, lancing devices and lancets, the functioning of our procurement systems, the operation of our customer service function, and certain distribution and logistics functions. Since outsourcing leaves us without direct control over these business functions, interruptions in the services of our third-party providers may be difficult or impossible to remedy in a timely fashion. In addition, we may be unable to obtain the necessary resources from our third-party providers to meet realized growth in our business.

Significant product returns could harm our operating results.

Our return policy allows end users in the United States and Canada to return our system kits to us for any reason for a full refund within 30 days of purchase. In addition, our system kits and test strips currently have an 18 month shelf life. Retailers and wholesalers in the United States and Canada can return these products to us in accordance with our returned goods policy within six months after this expiration date. We have established reserves for the liability associated with product returns. However, unforeseen returns from retailers, wholesalers or end users could adversely affect our operating results.

We may have warranty claims that exceed our reserves.

Our meters carry a five-year warranty against defects in materials and workmanship. We have established reserves for the liability associated with product warranties. However, any unforeseen warranty exposure could adversely affect our operating results.

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

If we require future capital, we may not be able to secure additional funding in order to expand our operations and develop or acquire new products.

We may seek additional funds from public and private stock offerings, borrowings under lease lines of credit or other sources. This additional financing may not be available on a timely basis on terms acceptable to us, or at all. This financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of money we will need will depend on many factors, including:

•	revenues generated by sales of FreeStyle and our future products;

•	expenses we incur in developing and selling our products;

•	the commercial success of our research and development efforts; and

•	the emergence of competing or complementary technological developments.

If adequate funds are not available, we may have to delay development or commercialization of our products, defer the acquisition of complementary products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products. Any of these results could harm our financial condition.

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

We believe our future success will depend upon our ability to successfully manage our growth, including attracting and retaining scientists, engineers and other highly skilled personnel. Our employees may terminate their employment with us at any time and are not generally subject to employment contracts. Hiring qualified management and technical personnel will be difficult due to the limited number of qualified professionals. Competition for these types of employees is intense in the field of diabetes monitoring and management. We have in the past experienced difficulty in recruiting qualified personnel. If we fail to attract and retain personnel, particularly management and technical personnel, we may not be able to execute on our business plan.

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

The sales of a substantial number of shares of our common stock may adversely affect the market price for our common stock

Sales of a significant number of shares of our common stock in the public market or the market perception that these sales may occur, could negatively affect the market price for our common stock. As of November 1, 2003, we had 41,617,078 shares of common stock outstanding. All of these shares are available for sale. Also, many of our employees, consultants and directors may exercise their stock options in order to sell the stock underlying their options in the market under a registration statement we have filed with the SEC.

Our executive officers and directors and entities affiliated with them own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to investors’ interests.

Our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 18% of our common stock as of November 1, 2003. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated ownership. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we translate foreign currencies into United States dollars for reporting purposes, exchange rates can have an impact on our financial results, although this impact is generally immaterial. We believe that our exposure to currency exchange risk is low because our Canadian and United Kingdom subsidiaries satisfy their financial obligations almost exclusively in their local currencies. As of September 30, 2003, we did not engage in foreign currency hedging activities.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. As of September 30, 2003, our cash, cash equivalents and available-for-sale securities consisted primarily of money market funds maintained at three major U.S. financial institutions. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short-term maturities. We do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments, but an increase in market rates could negatively impact the interest expense associated with a portion of our long-term debt. Substantially all of our long-term debt obligations have a fixed rate of interest.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2003 or to our knowledge, in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

To date, we have spent a portion of the net proceeds as follows (i) approximately $11.9 million for the purchase of capital equipment, (ii) approximately $3.6 million to expand our facility in Alameda, California, (iii) approximately $27.0 million to sponsor free product samples and accelerate the hiring of additional sales representatives, (iv) approximately $5.9 million for research and development of enhanced FreeStyle products and our Continuous Glucose Monitoring System and (v) approximately $18.1 million for general working capital purposes. We are currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. Government obligations, with an average maturity of twelve months or less.

From January 1, 2003 through September 30, 2003, we did not issue any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number		Description of Document

*3.1		Certificate of Incorporation of TheraSense, Inc., a Delaware corporation, as currently in effect

*3.2		Bylaws of TheraSense, Inc. as currently in effect

*4.1		Specimen Common Stock Certificate

**10.1		1997 Stock Plan, as amended, and forms of agreements thereunder

*10.2		2001 Stock Plan and forms of agreements thereunder

*10.3		2001 Employee Stock Purchase Plan and forms of agreement thereunder

*10.4		Form of Director and Executive Officer Indemnification Agreement

†*10.5		Technology Purchase Agreement between TheraSense and E. Heller & Co. dated as of October 10, 2000

†*10.6		Cooperative Development Agreement between TheraSense, Inc. and Facet Technologies LLC (f/k/a Gainor Medical North America LLC), dated as of December 1, 1998

†*10.6	(a)	First Amendment to Cooperative Development Agreement between TheraSense, Inc. and Facet Technologies LLC (f/k/a Gainor Medical North America LLC), effective June 1, 2001

†*10.6	(b)	Master Purchase Agreement between TheraSense, Inc. and Facet Technologies LLC effective June 1, 2001

*10.7		Standard Industrial/Commercial Single-Tenant Lease between TheraSense, Inc. and PlyProperties, a Partnership, dated as of February 26, 1999, and addendum thereto

***10.7	(a)	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease between TheraSense, Inc. and PlyProperties, a Partnership dated May 7, 2002

Exhibit Number		Description of Document

†*10.8		Master Purchase Agreement between TheraSense and Flextronics International USA, Inc., dated as of November 3, 1999

†*10.9		Assignment of Patent Rights and Technology by and among Board of Regents of the University of Texas System, an agency of the State of Texas, Dr. Adam Heller, E. Heller & Company and TheraSense Inc. dated August 1, 1991

†*10.10		First Amendment, dated March 19, 1998, to the Agreement entitled Assignment of Patent Rights and Technology by and among Board of Regents of the University of Texas System, an agency of the State of Texas, Dr. Adam Heller, E. Heller & Company and TheraSense Inc. dated August 1, 1991

†*10.11		License Agreement between TheraSense, Inc. and Asulab SA., dated February 23, 2000

†*10.12		Warehouse Distribution Contract between TheraSense, Inc. and Livingston Healthcare Service, Inc., dated March 15, 2000

†****10.12	(a)	October 23, 2002 amendment to Warehouse Distribution Contract between TheraSense, Inc. and UPS Supply Chain Management f/d/b/a Livingston Healthcare Service, Inc., dated March 15, 2000

†*10.13		International Distributor Agreement between TheraSense, Inc. and Nipro Corporation, dated April 1, 2001

†*10.14		International Distributor Agreement between TheraSense, Inc. and Disetronic Handels AG, dated September 13, 2000

†**10.14	(a)	Amendment No. 1 to International Distributor Agreement between TheraSense, Inc. and Disetronic Handels AG, dated February 8, 2002

†*#10.14	(b)	Amendment No. 2 to International Distributor Agreement between TheraSense, Inc. and Disetronic Handels AG, dated January 1, 2003

†*10.15		Management Services Agreement between TheraSense, Inc. and ICT Group, Inc., dated January 31, 2000

†*10.16		License Agreement between TheraSense, Inc. and Unilever PLC dated February 10, 2000

*10.17		Amended and Restated Investors Rights Agreement by and among holders of TheraSense Preferred Stock and TheraSense, Inc., dated January 23, 2001, as amended

*10.18		First Amendment to the Agreement Entitled Sponsored Research Agreement No. UTA 98-0296 entered into as of October 10, 2000, by and between TheraSense, Inc. and the Board of Regents of the University of Texas System on behalf of the University of Texas at Austin

10.19		Form of Amended and Restated Change of Control Agreement between TheraSense, Inc. and W. Mark Lortz.

10.20		Form of Amended and Restated Change of Control Agreement between TheraSense, Inc. and Charles T. Liamos

10.21		Form of Amended and Restated Change of Control Agreement between TheraSense, Inc. and each Vice President of TheraSense, Inc.

*****10.22		Rights Agreement dated as of March 7, 2003 between TheraSense, Inc. and Computershare Investor Services, as Rights Agent, which includes the Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate s Exhibit C.

31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the same exhibit filed with our Registration Statement on Form S-1 (Registration No. 333-64456), which was declared effective on October 11, 2001.
**	Incorporated by reference to the same exhibit filed with our Form 10-K for the year ended December 31, 2001.
***	Incorporated by reference to the same exhibit filed with our Form 10-Q for the period ended June 30, 2002.
****	Incorporated by reference to the same exhibit filed with our Form 10-Q for the period ended September 30, 2002.
*****	Incorporated by reference to the same exhibit filed with our Registration Statement on Form 8-A, which was declared effective on March 11, 2003.

*#	Incorporated by reference to the same exhibit filed with our Form 10-K for the year ended December 31, 2002.
†	Confidential treatment granted for portions of these exhibits.

(b)	Reports on Forms 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERASENSE, INC.
(Registrant)
Date: November 13, 2003
/s/ CHARLES T. LIAMOS
Charles T. Liamos
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)